Form 10-Q
period 2022-03-31
Welsis Corp.
filed 2022-04-19
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-261614

WELSIS CORP.
 (Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	8000 (Primary Standard Industrial Classification Number)	EIN 98-1620699 (IRS Employer Identification Number)

WELSIS CORP.

Bulevar Mihajla Pupina 115

Belgrade, Serbia 11070

Telephone: +13855009709

Email: info@psychologist-24.com

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2022, the number of shares of the Registrant’s common stock outstanding was 2,000,000.

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WELSIS CORP.

BALANCE SHEET

	March 31, 2022	From August 16, 2021 (Inception) ended September 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$–	$–
Total Current Assets	$–	$–
Non-Current Intangible Assets
Mobile Application and Website Development	38,002	39,334
Total Non-Current Intangible Assets	38,002	39,334
Total Assets	$38,002	$39,334

LIABILITIES

Current Liabilities
Accounts Payable	$59,200	$55,600
Interest Payable	2,331	333
Accounts Payable-Related party	11,604	100
Total Current liabilities	73,135	56,033
Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000
Total Liabilities	113,135	96,033

Stockholder’s Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,000,000 shares issued and outstanding;	200	200
Additional paid-in-capital	–	–
Accumulated deficit	(75,333)	(56,899)
Total Stockholders’ Equity	(75,133)	(56,699)

Total Liabilities and Stockholders’ Equity	$38,002	$39,334

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2022	Six months ended March 31, 2022

Revenue	$–	$–

General and administrative expenses	6,329	18,434

Total operating expenses	(6,329)	(18,434)

Net income (loss) from operations	(6,329)	(18,434)
Provisions from Income Taxes	–	–
NET INCOME (LOSS)	$(6,329)	$(18,434)
Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION FOR THE QUARTER ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021 (Audited)	2,000,000	$200	$–	$(56,899)	$(56,699)
Net loss for the year ended December 31, 2021	–	–	–	(12,105)	(12,105)

Balance, December 31, 2021	2,000,000	$200	$–	$(69,004)	$(68,804)
Net loss for the year ended March 31, 2022	–	–	–	(6,329)	(6,329)

Balance, March 31, 2022	2,000,000	$200	$–	$(75,333)	$(75,133)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended March 31, 2022
Operating Activities
Net income (loss)	$(18,434)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	1,998
Mobile application and website depreciation	1,332
Net cash used in operating activities	(15,104)

Financing Activities
Accounts payable -Related party	11,504
Accounts Payable	3,600
Note Payable	–
Proceeds from sale of common stock	–
Net cash provided by financing activities	15,104

Net increase in cash and equivalents	–

Cash and equivalents at beginning of the period	–

Cash and equivalents at end of the period	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON AUGUST 16, 2021 TO MARCH 31, 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Welsis Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on August 16, 2021. We are a development-stage company formed to commence operations concerned with the virtual psychological therapy that is also known as teletherapy or telepsychology services. We have developed a full business plan. Our Company provides counseling and psychological services for adolescents (from 14 years) and adults, for men and women, therapy for individuals, couples and families. Also we plan to provide our services to specific communities, for example to the corporative sector of business in a form of corporate group sessions or individual ones. We have purchased a website and a working prototype of online services mobile platform application known as “Psychologist-24”.

Our business office is located at Bulevar Mihajla Pupina 115 Belgrade, Serbia 11070. Our telephone number is +13855009709.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $75,333 at March 31, 2022, a net loss of $56,899 since inception to March 31, 2022. The Company has Accounts payable on a balance sheet of $59,200 at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is September 30.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 2,000,000 common shares for $200 at par value $0.0001 for the purpose of taking care of financial operations for the Company by the director Danilo Vukadinovic.

As of March 31, 2022 the Company owes $11,604 in Accounts Payable-Related party currently to director for his contribution to the company.

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – 40,000

Term of amortization – 5 years

As of March 31, 2022 the company’s amortization was $666. From Inception till March 31, 2022 amortization was $1,998.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of March 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Intangible Asset Impairment analysis

Per US GAAP, ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use (see paragraph 360-10-35-33) or under development (see paragraph 360-10-35-34). An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2021, the Company owed $11,504 to the Company’s sole director, Danilo Vukadinovic for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of September 1, 2021 the director will be compensated on a monthly basis $600 which will accumulate in Accounts payable at the moment. As of March 31, 2022, Accounts payable to a director for consulting services was $3,600.

NOTE 5 – COMMON STOCK

As of March 31, 2022, the Company issued 2,000,000 shares of common stock to a director at $0.0001 per share in consideration of $200 to pay partial Incorporation fees expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Danilo Vukadinovic, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

NOTE 7 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

March 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(3,871)
Change in valuation allowance	3,871
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2022

Net operating loss	$15,820
Valuation allowance	(15,820)
Deferred tax assets, net	$–

The Company has accumulated approximately $75,333 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what March occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended March 31, 2022:

During the three months ended March 31, 2022, we have not generated any revenues.

Our net loss for the three months ended March 31, 2022 was $6,329. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During six months ended March 31, 2022, we have not generated any revenues.

Our net loss for the six months ended March 31, 2022 was $18,434. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of March 31, 2022, our total assets were $38,002 consisting of Mobile Application and Website Development of $38,002 As of March 31, 2022, our total liabilities were $113,135 consisting of:

Current Liabilities
Accounts Payable	$59,200
Interest Payable	2,331
Accounts Payable-Related party	11,604
Total Current liabilities	73,135
Long term liabilities
Notes Payable	40,000
Total long term liabilities	40,000
Total Liabilities	113,135

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended March 31, 2022, net cash flows used in operating activities was $15,104 consisting of:

Operating Activities
Net income (loss)	$(18,434)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	1,998
Mobile application and website depreciation	(1,332)
Net cash used in operating activities	$(15,104)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of March 31, 2022.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended March 31, 2022, we generated $15,104 consisting of:

Financing Activities
Accounts payable -Related party	$11,504
Accounts Payable	3,600
Note Payable	–
Proceeds from sale of common stock	–
Net cash provided by financing activities	$15,104

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No report required.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on August 16, 2021 ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_____________

*	Filed herewith.

**	Furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 19, 2022		Welsis Corp.

	By:	/s/ Danilo Vukadinovic
Danilo Vukadinovic, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

