Form 10-Q
period 2022-06-30
Welsis Corp.
filed 2022-07-20
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At June 30, 2022, the number of shares of the Registrant’s common stock outstanding was 2,056,667.

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WELSIS CORP.

BALANCE SHEET

	June 30, 2022	From August 16, 2021 (Inception) ended September 30, 2021
	(Unaudited)	(Audited)
ASSETS

Current Assets
Escrow Account	$1,640	$–
Total Current Assets	$1,640	$–
Non-Current Intangible Assets
Mobile Application and Website Development	37,336	39,334
Total Non-Current Intangible Assets	37,336	39,334
Total Assets	$38,976	$39,334

LIABILITIES

Current Liabilities
Accounts Payable	$61,000	$55,600
Interest Payable	3,330	333
Accounts Payable-Related party	14,151	100
Total Current liabilities	78,481	56,033
Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000
Total Liabilities	118,481	96,033

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,056,667 and 2,000,000 shares issued and outstanding respectively	206	200
Additional paid-in-capital	1,694	–
Accumulated deficit	(81,405)	(56,899)
Total Stockholders’ Equity	(79,505)	(56,699)

Total Liabilities and Stockholders’ Equity	$38,976	$39,334

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2022	Nine months ended June 30, 2022

Revenue	$–	$–

General and administrative expenses	6,072	24,506

Total operating expenses	(6,072)	(24,506)

Net income (loss) from operations	(6,072)	(24,506)
Provisions from Income Taxes	–	–
NET INCOME (LOSS)	$(6,072)	$(24,506)

Net Loss per common share: Basic	$(0.00)	$(0.00)
Net Loss per common share: Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic	2,056,667	2,056,667
Weighted Average Number of Common Shares Outstanding: Diluted	2,056,667	2,056,667

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION FOR THE QUARTER ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021 (Audited)	2,000,000	$200	$–	$(56,899)	$(56,699)
Net loss for the year ended December 31, 2021	–	–	–	(12,105)	(12,105)

Balance, December 31, 2021	2,000,000	$200	$–	$(69,004)	$(68,804)
Net loss for the quarter ended March 31, 2022	–	–	–	(6,329)	(6,329)

Balance, March 31, 2022	2,000,000	$200	$–	$(75,333)	$(75,133)
Shares issued during quarter ended June 30, 2022 at $0.03 per share	56,667	6	1,694	–	1,700
Net loss for the quarter ended June 30, 2022	–	–	–	(6,072)	(6,072)

Balance, June 30, 2022	2,056,667	$206	$1,694	$(81,405)	$(79,505)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended June 30, 2022
Operating Activities
Net income (loss)	$(24,506)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	2,997
Mobile application and website depreciation	1,998
Net cash used in operating activities	(19,511)

Financing Activities
Accounts payable -Related party	14,051
Accounts Payable	5,400
Note Payable	–
Proceeds from sale of common stock	1,700
Net cash provided by financing activities	21,151

Net increase in cash and equivalents	1,640

Cash and equivalents at beginning of the period	0

Cash and equivalents at end of the period	$1,640

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON AUGUST 16, 2021 TO JUNE 30, 2022

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

As reflected in the financial statements, the Company had an accumulated deficit of $81,405 at June 30, 2022, a net loss of $24,506 for nine months ended June 30, 2022. The Company has Accounts payable on a balance sheet of $61,000 at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2022 the Company owes $14,151 in Accounts Payable-Related party currently to director for his contribution to the company.

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – 40,000

Term of amortization – 5 years

As of June 30, 2022 the company’s amortization was $666. From Inception till June 30, 2022 amortization was $1,998.

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

As of June 30, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2021, the Company owed $14,151 to the Company’s sole director, Danilo Vukadinovic for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of September 1, 2021 the director will be compensated on a monthly basis $600 which will accumulate in Accounts payable at the moment. As of June 30, 2022, Accounts payable to a director for consulting services was $5,400.

NOTE 5 – COMMON STOCK

As of March 31, 2022, the Company issued 2,000,000 shares of common stock to a director at $0.0001 per share in consideration of $200 to pay partial Incorporation fees expenses;

During month of June 30, 2022 the Company issued 56,667 shares of common stock to 3 shareholders at $0.03 per share in consideration of $1,700.

Total as of June 30, 2022, the Company issued 2,056,667 shares of common stock.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

June 30, 2022

Tax benefit (expenses) at U.S. statutory rate	$(1,275)
Change in valuation allowance	1,275
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2022

Net operating loss	$17,095
Valuation allowance	(17,095)
Deferred tax assets, net	$–

The Company has accumulated approximately $81,405 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company issued 217,000 shares of common stock in July 2022 that sold at $0.03 per share in consideration of $6.510.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what June occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three and Nine Months Ended June 30, 2022:

During the three months ended June 30, 2022, we have not generated any revenues.

Our net loss for the three months ended June 30, 2022 was $6,072. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During nine months ended June 30, 2022, we have not generated any revenues.

Our net loss for the nine months ended June 30, 2022 was $24,506. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of June 30, 2022, our total assets were $38,976 consisting of Mobile Application and Website Development of $37,336 As of June 30, 2022, our total liabilities were $118,481 consisting of:

Current Liabilities
Accounts Payable	$61,000
Interest Payable	3,330
Accounts Payable-Related party	14,151
Total Current liabilities	78,481
Long term liabilities
Notes Payable	40,000
Total long term liabilities	40,000
Total Liabilities	$118,481

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended June 30, 2022, net cash flows used in operating activities was $19,511 consisting of:

Operating Activities
Net income (loss)	$(24,506)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	1,998
Mobile application and website depreciation	2,997
Net cash used in operating activities	$(19,511)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of June 30, 2022.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended June 30, 2022, we generated $15,104 consisting of:

Financing Activities
Accounts payable -Related party	$14,051
Accounts Payable	5,400
Note Payable	–
Proceeds from sale of common stock	1,700
Net cash provided by financing activities	$21,151

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on August 16, 2021 ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 20, 2022		Welsis Corp.

	By:	/s/ Danilo Vukadinovic
Danilo Vukadinovic, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

