Form 10-Q
period 2023-03-31
Welsis Corp.
filed 2023-04-20
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At March 31, 2023, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WELSIS CORP.

BALANCE SHEET

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)

ASSETS

Current Assets
Escrow Account	$963	$18,703
Total Current Assets	963	18,703
Non-Current Intangible Assets
Mobile Application and Website Development	27,333	31,333
Total Non-Current Intangible Assets	27,333	31,333
Total Assets	$28,296	$50,036

LIABILITIES

Current Liabilities
Accounts Payable	$71,900	$68,300
Interest Payable	6,327	4,329
Accounts Payable-Related party	24,009	14,312
Total Current liabilities	102,236	86,941
Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000
Total Liabilities	142,236	126,941

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,752,667 shares issued and outstanding	276	276
Additional paid-in-capital	22,504	22,504
Accumulated deficit	(136,720)	(99,685)
Total Stockholders’ Equity	(113,940)	(76,905)

Total Liabilities and Stockholders’ Equity	$28,296	$50,036

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Six months ended March 31, 2023	Six months ended March 31, 2022

Revenue (Consulting)	$–	$–	$3,500	$–

General and administrative expenses	27,825	6,329	40,536	18,434

Total operating expenses	(27,825)	(6,329)	(40,536)	(18,434)

Net income (loss) from operations	(27,825)	(6,329)	(37,036)	(18,434)
Provisions from Income Taxes	–	–	–	–
NET INCOME (LOSS)	$(27,825)	$(6,329)	$(37,036)	$(18,434)

Net Loss per common share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per common share: Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic	2,752,667	2,000,000	2,752,667	2,000,000
Weighted Average Number of Common Shares Outstanding: Diluted	2,752,667	2,000,000	2,752,667	2,000,000

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION FOR THE QUARTER ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on August 18, 2021	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021	2,000,000	$200	$–	$(56,899)	$(56,699)

Shares issued for cash at $0.03 per share during June – September 2022	752,667	76	22,504	–	22,580

Net loss for the year ended September 30, 2022	–	–	–	(42,785)	(42,785)

Balance, September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)

Net loss for the quarter ended December 31, 2022	–	–	–	(9,211)	(9,211)

Balance, December 31, 2022	2,752,667	$276	$22,504	$(108,895)	$(86,115)

Net loss for the quarter ended March 31, 2023	–	–	–	(27,825)	(27,825)

Balance, March 31, 2023	2,752,667	$276	$22,504	$(136,720)	$(113,940)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended March 31, 2023	Six months ended March 31, 2022

Operating Activities
Net income (loss)	$(37,036)	$(18,434)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	1,998	1,998
Mobile application and website depreciation	4,000	1,332
Net cash used in operating activities	(31,038)	(15,104)

Investing Activities
Mobile application and website	(29,661)	–
Net cash used in investing activities	(29,661)	–

Financing Activities
Accounts payable -Related party	9,697	11,504
Accounts Payable	3,600	3,600
Note Payable	29,661	–
Proceeds from sale of common stock	–	–
Proceeds from bank overdraft	–	–
Net cash provided by financing activities	42,958	15,104

Net increase in cash and equivalents	(17,741)	–

Cash and equivalents at beginning of the period	18,703	–

Cash and equivalents at end of the period	$963	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON AUGUST 16, 2021 TO MARCH 31, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $136,720 at March 31, 2023, a net loss of $27,825 for three months ended March 31, 2023. The Company has Accounts payable on a balance sheet of $71,900 at March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended March 31, 2023, we generated total revenue of $3,500.

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

As of March 31, 2023 the Company owes $24,009 in Accounts Payable-Related party currently to director for his contribution to the company.

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – $40,000

Term of amortization – 5 years

As of March 31, 2023 the company’s accumulated amortization was $12,667. For the three months ended March 31, 2023 amortization was $2,000.

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

As of March 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2023, the Company owed $24,009 to the Company’s sole director, Danilo Vukadinovic for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. For six months ended March 31, 2023, Accounts payable to a director for consulting services was $3,600.

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

Total as of March 31, 2023, the Company issued 2,752,667 shares of common stock.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

March 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(5,843)
Change in valuation allowance	5,843
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2023

Net operating loss	$28,711
Valuation allowance	(28,711)
Deferred tax assets, net	$–

The Company has accumulated approximately $136,720 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended March 31, 2023 and 2022:

During the three and six months ended March 31, 2023, we have generated $3,500 revenue from consulting services.

Our net loss for the three and six months ended March 31, 2023 was $27,825 and $37,036. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three and six months ended March 31, 2022, we have not generated any revenues.

Our net loss for the three and six months ended March 31, 2022 was $6,329 and $18,434. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of March 31, 2023, our total assets were $28,296 consisting of Mobile Application and Website Development of $27,333 As of March 31, 2023, our total liabilities were $142,236 consisting of:

Current Liabilities
Accounts Payable	$71,900
Interest Payable	6,327
Accounts Payable-Related party	24,009
Total Current liabilities	102,236
Long term liabilities
Notes Payable	40,000
Total long term liabilities	40,000
Total Liabilities	$142,236

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended March 31, 2023, net cash flows used in operating activities was $31,038 consisting of:

Operating Activities
Net income (loss)	$(37,036)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	1,998
Mobile application and website depreciation	4,000
Net cash used in operating activities	$(31,038)

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities. For six months ended March 31, 2023, net cash flows used in investing activities was $29,661.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended March 31, 2023, we generated $13,297 consisting of:

Financing Activities
Accounts payable -Related party	$9,697
Accounts Payable	3,600
Note Payable	29,661
Proceeds from sale of common stock	–
Net cash provided by financing activities	$13,297

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on August 16, 2021 ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

April 20, 2023		Welsis Corp.

	By:	/s/ Danilo Vukadinovic
Danilo Vukadinovic, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

