Form 10-Q
period 2023-06-30
Welsis Corp.
filed 2023-07-25
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☒ Yes     ☐ No

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

At June 30, 2023, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WELSIS CORP.

BALANCE SHEET

	June 30, 2023	September 30, 2022
	(Unaudited)	(Audited)

ASSETS

Current Assets
Escrow Account	$5,202	$18,703
Total Current Assets	5,202	18,703
Non-Current Intangible Assets
Mobile Application and Website Development	25,333	31,333
Total Non-Current Intangible Assets	25,333	31,333
Total Assets	$30,535	$50,036

LIABILITIES

Current Liabilities
Accounts Payable	$73,700	$68,300
Interest Payable	7,326	4,329
Accounts Payable-Related party	27,114	14,312
Total Current liabilities	108,140	86,941
Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000
Total Liabilities	148,140	126,941

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,752,667 shares issued and outstanding	276	276
Additional paid-in-capital	22,504	22,504
Accumulated deficit	(140,385)	(99,685)
Total Stockholders’ Equity	(117,605)	(76,905)

Total Liabilities and Stockholders’ Equity	$30,535	$50,036

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Nine months ended June 30, 2023	Nine months ended June 30, 2022

Revenue (Consulting)	$4,400	$–	$7,900	$–

General and administrative expenses	8,065	6,072	48,600	24,506

Total operating expenses	(8,065)	(6,072)	(48,600)	(24,506)

Net income (loss) from operations	(3,665)	(6,072)	(40,700)	(24,506)
Provisions from Income Taxes	–	–	–	–
NET INCOME (LOSS)	$(3,665)	$(6,072)	$(40,700)	$(24,506)

Net Loss per common share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per common share: Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic	2,752,667	2,056,667	2,752,667	2,056,667
Weighted Average Number of Common Shares Outstanding: Diluted	2,752,667	2,056,667	2,752,667	2,056,667

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION FOR THE QUARTER ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on August 18, 2021	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021	2,000,000	$200	$–	$(56,899)	$(56,699)

Shares issued for cash at $0.03 per share during June – September 2022	752,667	76	22,504	–	22,580

Net loss for the year ended September 30, 2022	–	–	–	(42,785)	(42,785)

Balance, September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)

Net loss for the quarter ended December 31, 2022	–	–	–	(9,211)	(9,211)

Balance, December 31, 2022	2,752,667	$276	$22,504	$(108,895)	$(86,115)

Net loss for the quarter ended March 31, 2023	–	–	–	(27,825)	(27,825)

Balance, March 31, 2023	2,752,667	$276	$22,504	$(136,720)	$(113,940)

Net loss for the quarter ended June 30, 2023	–	–	–	(3,665)	(3,665)

Balance, June 30, 2023	2,752,667	$276	$22,504	$(140,385)	$(117,605)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended June 30, 2023	Nine months ended June 30, 2022

Operating Activities
Net income (loss)	$(40,700)	$(24,506)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	2,997	2,997
Mobile application and website depreciation	6,000	1,998
Net cash used in operating activities	(31,703)	(19,511)

Investing Activities
Mobile application and website	(28,662)	–
Net cash used in investing activities	(28,662)	–

Financing Activities
Accounts payable -Related party	12,802	14,051
Accounts Payable	5,400	5,400
Note Payable	–	–
Proceeds from sale of common stock	–	1,700
Proceeds from bank overdraft	–	–
Net cash provided by financing activities	18,202	21,151

Net increase in cash and equivalents	(42,163)	1,640

Cash and equivalents at beginning of the period	18,703	–

Cash and equivalents at end of the period	$23,460	$1,640

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON AUGUST 16, 2021 TO JUNE 30, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $140,385 at June 30, 2023, a net loss of $3,665 for three months ended June 30, 2023. The Company has Accounts payable on a balance sheet of $73,700 at June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended June 30, 2023, we generated total revenue of $7,900.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 2,000,000 common shares for $200 at par value $0.0001 for the purpose of taking care of financial operations for the Company by the director Dusan Zindovic.

As of June 30, 2023 the Company owes $27,114 in Accounts Payable-Related party currently to director for his contribution to the company.

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – $40,000

Term of amortization – 5 years

As of June 30, 2023 the company’s accumulated amortization was $14,667. For the three months ended June 30, 2023 amortization was $2,000.

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

As of June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2023, the Company owed $27,114 to the Company’s director, Dusan Zindovic for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. For nine months ended of June 30, 2023, Accounts payable to a director for consulting services was $5,400.

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

Total as of June 30, 2023, the Company issued 2,752,667 shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our officer and director, Dusan Zindovic, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

June 30, 2023

Tax benefit (expenses) at U.S. statutory rate	$(770)
Change in valuation allowance	770
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2023

Net operating loss	$29,481
Valuation allowance	(29,481)
Deferred tax assets, net	$–

The Company has accumulated approximately $140,385 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended June 30, 2023 and 2022:

During the three and nine months ended June 30, 2023, we have generated $4,400 and $7,900 revenue from consulting services.

Our net loss for the three and nine months ended June 30, 2023 was $3,665 and $40,700. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three and nine months ended June 30, 2022, we have not generated any revenues.

Our net loss for the three and nine months ended June 30, 2022 was $6,072 and $24,506. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of June 30, 2023, our total assets were $30,535 consisting of Mobile Application and Website Development of $25,333 As of June 30, 2023, our total liabilities were $148,140 consisting of:

Current Liabilities
Accounts Payable	$73,700
Interest Payable	7,326
Accounts Payable-Related party	27,114
Total Current liabilities	108,140
Long term liabilities
Notes Payable	40,000
Total long term liabilities	40,000
Total Liabilities	$148,140

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended June 30, 2023, net cash flows used in operating activities was $31,703 consisting of:

Operating Activities
Net income (loss)	$(40,700)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	2,997
Mobile application and website depreciation	6,000
Net cash used in operating activities	$(31,703)

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities. For nine months ended June 30, 2023, net cash flows used in investing activities was $28,662.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended June 30, 2023, we generated $18,202 consisting of:

Financing Activities
Accounts payable -Related party	$12,802
Accounts Payable	5,400
Note Payable	–
Proceeds from sale of common stock	–
Net cash provided by financing activities	$18,202

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on August 16, 2021 ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Change in Directors

We hereby report a significant change in the composition of our board of directors and executive positions since the filing of our previous quarterly report on Form 10-Q.

Resignation of Director:

Mr. Danilo Vukadinovic, a member of our board of directors, tendered his resignation. The resignation of Mr. Vukadinovic was accepted and became effective on June 20, 2023.

We express our sincere appreciation to Mr. Vukadinovic for his dedicated service and valuable contributions during his tenure with our company. His guidance and expertise have played a vital role in shaping our strategic decisions and corporate governance practices.

Appointment of New Directors and Executive Positions:

In light of Mr. Vukadinovic's resignation, we are pleased to announce the appointment of two new directors and the reorganization of executive positions within our company, effective on April 05, 2023 and May 31, 2023:

Mr. Dusan Zindovic: Mr. Zindovic has been appointed to the positions of CEO, CFO, President, Secretary and Treasurer of Welsis Corp. His extensive experience and leadership qualities make him an ideal candidate to lead our company into its next phase of growth and development.

Mr. Oscar Alberto Hernandez Vargas: Mr. Hernandez Vargas has been appointed to the position of Director of Welsis Corp. His expertise and industry knowledge will greatly contribute to the strategic decision-making process of our company.

The updated composition of our board of directors and executive positions, as of April 05, 2023 and May 31, 2023, is as follows:

Board of Directors:

Mr. Oscar Alberto Hernandez Vargas

Executive Positions:

CEO, CFO, President, Secretary and Treasurer: Mr. Dusan Zindovic

We believe that the collective knowledge, diverse backgrounds, and experience of our board members and executive team will significantly contribute to the success and governance of Welsis Corp.

We have promptly updated our corporate records, including the relevant filings with the appropriate regulatory authorities, to reflect these changes in the composition of our board of directors and executive positions.

We remain committed to upholding strong corporate governance principles and ensuring the long-term success of Welsis Corp.

For further details on our board of directors, executive positions, and corporate governance practices, we encourage you to review our upcoming annual report on Form 10-K.

Sincerely,

Dusan Zindovic

CEO, CFO, President, Secretary and Treasurer

Welsis Corp.

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

July 25, 2023		Welsis Corp.

	By:	/s/ Dusan Zindovic
Dusan Zindovic, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

