Form 10-K
period 2023-09-30
Welsis Corp.
filed 2023-11-20
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Class	Outstanding as of September 30, 2023
Common Stock: $0.0001	2,752,667

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

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at Bulevar Mihajla Pupina 115 Belgrade, Serbia 11070. This address was provided by sole officer and president, Dusan Zindovic. Our telephone number is +13855009709.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of September 30, 2023, there were approximately 38 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended September 30, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2022.

Our net loss for the fiscal year ended September 30, 2023 was $41,068 compared to a net loss of $42,785 during the fiscal year ended September 30, 2022. In September 30, 2023 the Company had revenues of $15,900. In September 30, 2022 the Company had not generated any revenue.

Expenses incurred were $41,068 during fiscal year ended September 30, 2023 compared to $42,785 during fiscal year ended September 30, 2022.

The number of shares outstanding was 2,752,667 for the fiscal years ended September 30, 2023 and September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED September 30, 2023 and 2022.

As of September 30, 2023, our total assets were $33,167 consisting of capital raised from issuance of common stock and website development.

As of September 30, 2022, our total assets were $50,036.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2023, net cash flows used in operating activities was $37,072. For the fiscal year ended September 30, 2022, net cash flows used in operating activities was $38,789.

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities. For the fiscal year ended September 30, 2023, net cash flows used in investing activities was $23,333. For the fiscal year ended September 30, 2022, net cash flows used in investing activities was $31,333.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended September 30, 2023, net cash provided by financing activities was $51,536. For the fiscal year ended September 30, 2022, net cash from financing activities was $88,825.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officer and director, his name, age, and his positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Dusan Zindovic Bulevar Mihajla Pupina 115, Belgrade, Serbia 11070	30	President, Chief Financial Officer, Chief Executive Officer and Sole Director

Thereby, Mr. Dusan Zindovic is currently the Sole Officer/Director and control person of Welsis Corp.

Resume

Dusan Zindovic, Age 30

Mr. Dusan Zindovic has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since June 20, 2023.

Mr. Zindovic, age 30, has the leading experience across several industries including technology, IT, development of start up projects, software and services, and public accounting. During his working experience he was successful inventor, project and product manager and business consultant.

Mr Zindovic’s extensive experience in project management and execution capabilities will provide valuable insights and guidance to the company as we seek to execute our growth strategy.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from our inception on August 16, 2021 until September 30, 2023:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dusan Zindovic, President,	2022	7,200	-0-	-0-	-0-	-0-	-0-	-0-	7,200
CEO, CFO	2023	7,200	-0-	-0-	-0-	-0-	-0-	-0-	7,200

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Dusan Zindovic, President, CEO, CFO and Chairman of the Board.	2,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Dusan Zindovic, President, CEO, CFO and Chairman of the Board.	73%

This percentage is calculated based on the outstanding shares of 2,752,667 as of September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Dusan Zindovic	2,000,000	73%
Common	All Officers and Directors as a Group (1 person)	2,000,000	73%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit BF Borgers CPA PC, Independent registered public accountants for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$10,800	$11,940
Tax Fees	–	–
All Other Fees	–	–
Total	$10,800	$11,940

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

		The following documents are filed as part of this report:

		The Financial Statements of Welsis Corp. at September 30, 2023 and 2022, and for each of the two fiscal years in the period ended September 30, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

	(2)	Not applicable.

	(3)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2023.

WELSIS CORP.

By:	/s/ Dusan Zindovic
Dusan Zindovic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2023.

Signature	Title

/s/ Dusan Zindovic	President, Secretary, Treasurer, Principal Executive Officer,
Dusan Zindovic	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

WELSIS CORP.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Welsis Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Welsis Corp. as of September 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

November 17, 2023

WELSIS CORP.

BALANCE SHEETS

	September 30, 2023	September 30, 2022

ASSETS
Current Assets
Escrow Account	$9,834	$18,703
Total Current Assets	9,834	18,703

Non-Current Intangible Assets
Mobile Application and Website Development	23,333	31,333
Total Non-Current Intangible Assets	23,333	31,333
Total Assets	$33,167	$50,036

LIABILITIES

Current Liabilities
Accounts Payable	$75,500	$68,300
Interest Payable	8,325	4,329
Accounts Payable - Director loan	27,315	14,312
Total Current liabilities	111,140	86,941

Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000
Total Liabilities	151,140	126,941

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,752,667 shares issued and outstanding September 30, 2023 and September 30, 2022 respectively;	276	276
Additional paid-in-capital	22,504	22,504
Accumulated deficit	(140,753)	(99,685)
Total Stockholders’ Equity	(117,973)	(76,905)

Total Liabilities and Stockholders’ Equity	$33,167	$50,036

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENTS OF OPERATIONS

	For the years ended September 30, 2023	For the years ended September 30, 2022

REVENUE	$15,900	$–

OPERATING EXPENSES
General and Administrative Expenses	56,968	42,785
TOTAL OPERATING EXPENSES	(56,968)	(42,785)

NET INCOME (LOSS) FROM OPERATIONS	(41,068)	(42,785)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(41,068)	$(42,785)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,752,667	2,140,278

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023 & SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on August 18, 2021	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021	2,000,000	$200	$–	$(56,899)	$(56,699)

Shares issued for cash at $0.03 per share during June – September 2022	752,667	76	22,504	–	22,580

Net loss for the year ended September 30, 2022	–	–	–	(42,785)	(42,785)

Balance, September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)

Net loss for the year ended September 30, 2023	–	–	–	(41,068)	(41,068)

Balance, September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2023	For the year ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,068)	$(42,785)
Interest payable	3,996	3,996
CASH FLOWS USED IN OPERATING ACTIVITIES	(37,072)	(38,789)

CASH FLOWS USED IN INVESTING ACTIVITIES
Mobile application and website	(23,333)	(31,333)
CASH FLOWS USED IN INVESTING ACTIVITIES	(23,333)	(31,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	22,580
Accounts payable -Director loan	13,003	14,212
Accounts payable	7,200	12,700
Note payable	31,333	39,333
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$51,536	$88,825

Net increase in cash and equivalents	$(8,869)	$18,703
Cash and equivalents at beginning of the period	18,703	–
Cash and equivalents at end of the period	$9,834	$18,703

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 and 2022

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

Our business office is located at Bulevar Mihajla Pupina 115 Belgrade, Serbia 11070. Our telephone number is +13855009709.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $140,753 as of September 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the year ended September 30, 2023, we generated total revenue of $15,900.

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

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2023.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2023, our September 30, 2022 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2023 were no differences between our comprehensive loss and net loss.

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

There were 2,752,667 shares of common stock issued and outstanding as of September 30, 2023 and 2022.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Balances as of September 30, 2023 and September 30, 2022 are as follows:

	September 30, 2023	September 30, 2022

Intangible Assets Purchased	$31,333	$39,333
Accumulated Amortization	(8,000)	(8,000)
Net Book Value	$23,333	$31,333

Note 7 – RELATED PARTY TRANSACTIONS

Our sole officer and director, is the only related party with whom the Company had transactions with during the period from inception on August 16, 2021 through September 30, 2023. During the year ended September 30, 2023, the director paid $27,315 for operating expenses on behalf of the Company and as of September 30, 2023 and September 30, 2022 the Company owed the director $27,315 and $14,312, respectively for these advances. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

The sole officer and director currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $600 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, the director is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the year ended September 30, 2023, the director earned $7,200 of compensation and as of September 30, 2022 the Company owed the director $7,200 for accrued wages.

Note 8 – INCOME TAXES

As of September 30, 2023, the Company had net operating loss carry forwards of approximately $29,558 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2023	September 30, 2022
Federal income tax benefit attributable to:
Current operations	$(29,558)	$(20,934)
Related party accruals	–	–
Less: change in valuation allowance	29,558	20,934
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2023	September 30, 2022

Deferred tax asset attributable to:
Net operating loss carry over	$8,624	$8,985
Related party accruals	–	–
Less: valuation allowance	(8,624)	(8,985)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

