Form 10-Q
period 2023-12-31
Welsis Corp.
filed 2024-01-29
CIK 1887912

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

At December 31, 2023, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WELSIS CORP.

BALANCE SHEET

	December 31, 2023	September 30, 2023
	(Unaudited)	(Audited)

ASSETS

Current Assets
Escrow Account	$1,368	$9,834
Total Current Assets	1,368	9,834

Non-Current Intangible Assets
Mobile Application and Website Development	21,333	23,333
Total Non-Current Intangible Assets	21,333	23,333

Total Assets	$22,701	$33,167

LIABILITIES

Current Liabilities
Accounts Payable	$77,300	$75,500
Interest Payable	9,324	8,325
Accounts Payable - Related party	27,315	27,315
Total Current liabilities	113,939	111,140

Long term liabilities
Notes Payable	40,000	40,000
Total long term liabilities	40,000	40,000

Total Liabilities	153,939	151,140

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,752,667 shares issued and outstanding	276	276
Additional paid-in-capital	22,504	22,504
Accumulated deficit	(154,017)	(140,753)
Total Stockholders’ Equity	(131,237)	(117,973)

Total Liabilities and Stockholders’ Equity	$22,701	$33,167

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022

Revenue (Consulting)	$2,000	$3,500

General and administrative expenses	15,264	12,711

Total operating expenses	(15,264)	(12,711)

Net income (loss) from operations	(13,264)	(9,211)
Provisions from Income Taxes	–	–
NET INCOME (LOSS)	$(13,264)	$(9,211)

Net Loss per common share: Basic	$(0.00)	$(0.00)
Net Loss per common share: Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic	2,752,667	2,752,667
Weighted Average Number of Common Shares Outstanding: Diluted	2,752,667	2,752,667

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FROM INCEPTION FOR THE QUARTER ENDED DECEMBER 31, 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, August 16, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on August 18, 2021	2,000,000	200	–	–	200

Net loss for the year ended September 30, 2021	–	–	–	(56,899)	(56,899)

Balance, September 30, 2021	2,000,000	$200	$–	$(56,899)	$(56,699)

Shares issued for cash at $0.03 per share during June – September 2022	752,667	76	22,504	–	22,580

Net loss for the year ended September 30, 2022	–	–	–	(42,785)	(42,785)

Balance, September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)

Net loss for the year ended September 30, 2023	–	–	–	(41,068)	(41,068)

Balance, September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)

Net loss for the quarter ended December 31, 2023	–	–	–	(13,264)	(13,264)

Balance, December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)

See accompanying notes, which are an integral part of these financial statements

WELSIS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022

Operating Activities
Net income (loss)	$(13,264)	$(9,211)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	999	999
Mobile application and website depreciation	2,000	2,000
Net cash used in operating activities	(10,265)	(6,212)

Investing Activities
Mobile application and website	(21,333)	(30,660)
Net cash used in investing activities	(21,333)	(30,660)

Financing Activities
Accounts payable -Related party	–	–
Accounts Payable	1,800	1,800
Note Payable	21,333	30,660
Proceeds from sale of common stock	–	–
Proceeds from bank overdraft	–	–
Net cash provided by financing activities	23,133	32,460

Net increase in cash and equivalents	(8,465)	(4,412)

Cash and equivalents at beginning of the period	9,834	18,703

Cash and equivalents at end of the period	$1,368	$14,292

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

WELSIS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON AUGUST 16, 2021 TO DECEMBER 31, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $154,017 at December 31, 2023, a net loss of $13,264 for three months ended December 31, 2023. The Company has Accounts payable on a balance sheet of $77,300 at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended December 31, 2023, we generated total revenue of $2,000.

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

As of December 31, 2023 the Company owes $27,315 in Accounts Payable-Related party currently to director for his contribution to the company.

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – $40,000

Term of amortization – 5 years

As of December 31, 2023 the company’s accumulated amortization was $18,667. For the three months ended December 31, 2023 amortization was $2,000.

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

As of December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of December 31, 2023, the Company owed $27,315 to the Company’s director, Dusan Zindovic for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. For three months ended of December 31, 2023, Accounts payable to a director for consulting services was $1,800.

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

Total as of December 31, 2023, the Company issued 2,752,667 shares of common stock.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

December 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(2,785)
Change in valuation allowance	2,785
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

December 31, 2023

Net operating loss	$32,344
Valuation allowance	(32,344)
Deferred tax assets, net	$–

The Company has accumulated approximately $154,017 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended December 31, 2023 and 2022:

During the three months ended December 31, 2023, we have generated $2,000 revenue from consulting services.

Our net loss for the three months ended December 31, 2023 was $13,264. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three months ended December 31, 2022, we have generated $3,500 revenue from consulting services.

Our net loss for the three months ended December 31, 2022 was $9,211. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of December 31, 2023, our total assets were $22,701 consisting of Mobile Application and Website Development of $21,333 As of December 31, 2023, our total liabilities were $153,939 consisting of:

Current Liabilities
Accounts Payable	$77,300
Interest Payable	9,324
Accounts Payable-Related party	27,315
Total Current liabilities	113,939
Long term liabilities
Notes Payable	40,000
Total long term liabilities	40,000
Total Liabilities	$153,939

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended December 31, 2023, net cash flows used in operating activities was $10,265 consisting of:

Operating Activities
Net income (loss)	$(13,264)
Adjustments to reconcile net loss to net cash in operating activities
Interest payable	999
Mobile application and website depreciation	2,000
Net cash used in operating activities	$(10,265)

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities. For three months ended December 31, 2023, net cash flows used in investing activities was $21,333.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For three months ended December 31, 2023, we generated $23,133 consisting of:

Financing Activities
Accounts payable -Related party	$–
Accounts Payable	1,800
Note Payable	21,333
Proceeds from sale of common stock	–
Net cash provided by financing activities	$23,133

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on August 16, 2021 ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

January 29, 2024	Welsis Corp.

	By:	/s/ Dusan Zindovic
Dusan Zindovic, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

