Form 10-Q
period 2024-03-31
Welsis Corp.
filed 2024-05-06
CIK 1887912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-261614

WELSIS CORP.
(Exact name of registrant as specified in its charter)

Wyoming	8000	EIN 98-1620699
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

WELSIS CORP.

701 E Cathedral Rd.

Ste 45 PMB 405

Philadelphia, PA 19128

Telephone: 212-552-8991

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

At May 2, 2024, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 WELSIS CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$9,834
Total Current Assets	-	9,834

Mobile Application and Website Development	19,333	23,333
TOTAL ASSETS	$19,333	$33,167

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,257	$75,500
Accrued interest	10,323	8,325
Amount due to related party	-	27,315
Total Current Liabilities	17,580	111,140

Note Payable	40,000	40,000
	40,000	40,000

TOTAL LIABILITIES	57,580	151,140

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.001 par value 2,752,667 shares issued and outstanding, respectively	276	276
Additional paid in capital	75,519	22,504
Accumulated deficit	(114,042)	(140,753)
TOTAL SHAREHOLDERS' DEFICIT	(38,247)	(117,973)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$19,333	$33,167

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

REVENUE	$-	$-	$2,000	$3,500

OPERATING EXPENSES
General and administrative expense	$14,026	$26,826	$28,291	$38,538
Total operating expenses	14,026	26,826	28,291	38,538

Loss from Operations	(14,026)	(26,826)	(26,291)	(35,038)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	55,000	-	55,000	-
Interest expense	(999)	(999)	(1,998)	(1,998)
Total other income (expense)	54,001	(999)	53,002	(1,998)

NET INCOME (LOSS)	$39,975	$(27,825)	$26,711	$(37,036)

NET LOSS PER SHARE, BASIC AND DILUTED	$0.01	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667	2,752,667	2,752,667

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

(Unaudited)

 Six months and Three months ended March 31, 2024

	Common Stock		Additional		Total
	Number		Paid in	Accumulated	Stockholder's
	of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Net loss	-	-	-	(13,264)	(13,264)
Balance - December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net income	-	-	-	39,975	39,975
Balance - March 31, 2024	2,752,667	$276	$75,519	$(114,042)	$(38,247)

Six months and Three months ended March 31, 2023

	Common Stock		Additional		Total
	Number		Paid in	Accumulated	Stockholder's
	of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)
Net loss	-	-	-	(9,211)	(9,211)
Balance - December 31, 2022	2,752,667	$276	$22,504	$(108,896)	$(86,116)
Net loss	-	-	-	(27,825)	(27,825)
Balance - March 31, 2023	2,752,667	$276	$22,504	$(136,721)	$(113,941)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$26,711	$(37,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of mobile application and website	4,000	4,000
Gain on debt forgiveness	(55,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,457	3,601
Accrued interest	1,998	1,998
Net cash used in Operating Activities	(9,834)	(27,437)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Acquisition of mobile application and website	-	(29,661)
Net cash used in Investing Activities	-	(29,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	9,697
Proceed from issuance of promissory notes	-	29,661
Net cash provided by Financing Activities	-	39,358

Net changes in cash and cash equivalents	(9,834)	(17,740)
Cash and cash equivalents, beginning of period	9,834	18,703
Cash and cash equivalents, end of period	$-	$963

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Forgiveness of related party debts	$53,015	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Unaudited Financial Statements

March 31, 2024

NOTE 1 - NATURE OF OPERATIONS

Welsis Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on August 16, 2021. We are a development-stage company formed to commence operations concerned with the virtual psychological therapy that is also known as teletherapy or telepsychology services. We have developed a full business plan. Our Company provides counseling and psychological services for adolescents (from 14 years) and adults, for men and women, therapy for individuals, couples and families. Also, we plan to provide our services to specific communities, for example to the corporative sector of business in a form of corporate group sessions or individual ones. We have purchased a website and a working prototype of online services mobile platform application known as “Psychologist-24”.

On March 13, 2024, Dusan Zindovic, the previous majority shareholder of Welsis Corp. (the “Company”), entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Skywest Pinnacle Limited. The closing of the purchase and sale occurred on April 1, 2024. As a result of the acquisition, Skywest Pinnacle Limited holds approximately 73% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also effective April 1, 2024, the previous sole officer and director of the company, Dusan Zindovic, resigned his positions with the Company. Upon such resignations, Kwok Boon Kit was appointed as Chief Executive Officer, Treasurer and Secretary, and Director of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 20, 2023.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of financial instruments such as accounts payable and note payable approximate their fair values because of the short maturity of these instruments.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of March 31, 2024 and September 30, 2023, the Company had cash of $0 and $9,834, respectively.

INTANGIBLE ASSETS

The Company accounts for intangible assets (including trademarks and formula) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below it carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. (Note 4)

Mobile Application and Website development- amortization

The Company is using straight- line amortization for our mobile application and website since they are fully operational as of September 1, 2021.

Mobile Application and Website – $40,000

Term of amortization – 5 years

As of March 31, 2024, the mobile application and website was $19,333, net of accumulated amortization $20,667. For the six months ended March 31, 2024 and 2023, amortization was $4,000 and $4,000, respectively.

LONG LIVED ASSETS

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the six months ended March 31, 2024 and 2023, the Company recognized consulting revenue of $2,000 and $3,500, respectively.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of March 31, 2024 and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $114,042 at March 31, 2024 and negative operating cash flow of $9,834 for six months ended March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s director, who will resign on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

As of March 31, 2024 and September 30, 2023, the amount due to the related parties was $0 and $27,315, respectively.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum.

During the six months ended March 31, 2024 and 2023, the note interest was $1,998 and $1,998, respectively.

As of March 31, 2024 and September 30, 2023, note payable was $40,000 and accrued interest payable was $10,323 and $8,325, respectively.

NOTE 6 – LOAN FORGIVENESS

During the six months ended March 31, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website. The gain on debt forgiveness was reported under Statements of Operations.

NOTE 7 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of March 31, 2024 and March 31, 2023, the issued and outstanding common stock was 2,752,667 shares.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

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

General Overview

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

On March 13, 2024, Dusan Zindovic, the previous majority shareholder of Welsis Corp. (the “Company”), entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Skywest Pinnacle Limited. The closing of the purchase and sale occurred on April 1, 2024. As a result of the acquisition, Skywest Pinnacle Limited holds approximately 73% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also effective April 1, 2024, the previous sole officer and director of the company, Dusan Zindovic, resigned his positions with the Company. Upon such resignations, Kwok Boon Kit was appointed as Chief Executive Officer, Treasurer and Secretary, and Director of the Company.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Operating Expenses	$14,026	$26,826	$(12,800)
Other Expenses	$54,001	$(999)	$55,000
Net Income (Loss)	$39,975	$(27,825)	$67,800

The Company recognized net income of $39,975 during the three months ended March 31, 2024 as compared to net loss of $27,825 during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Six months ended March 31, 2024 compared to six months ended March 31, 2023

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Operating Expenses	$28,291	$38,538	$(10,247)
Other Expenses	$53,002	$(1,998)	$55,000
Net Income (Loss)	$26,711	$(37,036)	$63,747

The Company recognized net income of $26,711 during the six months ended March 31, 2024 as compared to net loss of $37,036 during the six months ended March 31, 2023. During the  six months ended March 31, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	September 30,
	2024	2023	Changes

Current Assets	$-	$9,834	$(9,834)
Current Liabilities	$17,580	$111,140	$(93,560)
Working Capital (Deficiency)	$(17,580)	$(101,306)	$83,726

As at March 31, 2024 and September 30, 2023, our Company had no cash and assets.

Our current liabilities decreased from $111,140 as of September 30, 2023 to $17,580 as of March 31, 2024 mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties. During the six months ended March 31, 2024, the Company incurred debt forgiveness of $53,015.

As at March 31, 2024, our Company had a working capital deficiency of $17,580 compared with a working capital deficiency of $101,306 as at September 30, 2023. The decrease in working capital deficit was mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Changes

Net cash used in Operating Activities	$(9,834)	$(27,437)	$17,603
Net cash used in Investing Activities	$-	$(29,661)	$29,661
Net cash provided by Financing Activities	$-	$39,358	$(39,358)
Net changes in cash and cash equivalents	$(9,834)	$(17,740)	$7,906

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended March 31, 2024 and 2023, net cash used in operating activities was $9,834 and $27,437, respectively.

Cash flows used in operating activities during the six months ended March 31, 2024, comprised of a net income of $26,711 reduced by gain on debt forgiveness of $55,000, and increased by amortization of mobile application and website of $4,000 and net changes in operating liabilities of $14,455.

Cash flows used in operating activities during the six months ended March 31, 2023, comprised of a net loss of $37,036 reduced by amortization of mobile application and website of $4,000 and net changes in operating liabilities of $5,599.

Cash Flow from Investing Activities

The Company do not have any investing activities during the six months ended March 31, 2024.

During the six months ended March 31, 2023, net cash used in investing activities was $29,661 from acquisition of mobile application and website.

Cash Flow from Financing Activities

The Company do not have any financing activities during the six months ended March 31, 2024.

During the six months ended March 31, 2023, net cash used in financing activities was $39,358, comprised of advances from related party of $9,697 and proceed from issuance of promissory notes of $29,661.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

Welsis Corp.
(Registrant)

Dated: May 6, 2024	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

