Form 10-Q
period 2024-06-30
Welsis Corp.
filed 2024-08-09
CIK 1887912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At August 5, 2024, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 WELSIS CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$9,834
Total Current Assets	-	9,834

Non-Current Intangible Assets
Mobile Application and Website Development	17,333	23,333
Total Non-Current Intangible Assets	17,333	23,333
TOTAL ASSETS	$17,333	$33,167

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,126	$75,500
Accrued interest	11,987	8,325
Amount due to related party	-	27,315
Total Current Liabilities	22,113	111,140

Long term liabilities
Convertible Note Payable	10,819	-
Note Payable	40,000	40,000
Total Long term liabilities	50,819	40,000

TOTAL LIABILITIES	72,932	151,140

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value 2,752,667 shares issued and outstanding, respectively	276	276
Additional paid in capital	75,519	22,504
Accumulated deficit	(131,394)	(140,753)
TOTAL SHAREHOLDERS' DEFICIT	(55,599)	(117,973)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$17,333	$33,167

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUE	$-	$4,400	$2,000	$7,900

OPERATING EXPENSES
General and administrative expense	$15,688	$7,068	$43,979	$45,608
Total operating expenses	15,688	7,068	43,979	45,608

Loss from Operations	(15,688)	(2,668)	(41,979)	(37,708)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	-	-	55,000	-
Interest expense	(1,664)	(997)	(3,662)	(2,992)
Total other income (expense)	(1,664)	(997)	51,338	(2,992)

NET INCOME (LOSS)	$(17,352)	$(3,665)	$9,359	$(40,700)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667	2,752,667	2,752,667

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

(Unaudited)

Nine months ended June 30, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Net loss	-	-	-	(13,264)	(13,264)
Balance - December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net income	-	-	-	39,975	39,975
Balance - March 31, 2024	2,752,667	$276	$75,519	$(114,042)	$(38,247)
Net loss	-	-	-	(17,352)	(17,352)
Balance - June 30, 2024	2,752,667	$276	$75,519	$(131,394)	$(55,599)

Nine months ended June 30, 2023

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)
Net loss	-	-	-	(9,211)	(9,211)
Balance - December 31, 2022	2,752,667	$276	$22,504	$(108,896)	$(86,116)
Net loss	-	-	-	(27,824)	(27,824)
Balance - March 31, 2023	2,752,667	$276	$22,504	$(136,720)	$(113,940)
Net loss	-	-	-	(3,665)	(3,665)
Balance - June 30, 2023	2,752,667	$276	$22,504	$(140,385)	$(117,605)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$9,359	$(40,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of mobile application and website	6,000	6,000
Gain on debt forgiveness	(55,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,145	5,400
Accrued interest	3,662	2,997
Net cash used in Operating Activities	(9,834)	(26,303)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	-	12,802
Net cash provided by Financing Activities	-	12,802

Net changes in cash and cash equivalents	(9,834)	(13,501)
Cash and cash equivalents, beginning of period	9,834	18,703
Cash and cash equivalents, end of period	$-	$5,202

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Operating expenses paid by unaffiliated party	$-	$-
Written off of related party debts	$53,015	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Unaudited Financial Statements

June 30, 2024

NOTE 1 - NATURE OF OPERATIONS

Welsis Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on August 16, 2021. We are a development-stage company formed to commence operations concerned with the virtual psychological therapy that is also known as teletherapy or telepsychology services. We have developed a full business plan. Our Company provides counselling and psychological services for adolescents (from 14 years) and adults, for men and women, therapy for individuals, couples and families. Also, we plan to provide our services to specific communities, for example to the corporative sector of business in a form of corporate group sessions or individual ones. We have purchased a website and a working prototype of online services mobile platform application known as “Psychologist-24”.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 20, 2023.

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

As of June 30, 2024 and September 30, 2023, the Company had cash of $0 and $9,834, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

As of June 30, 2024, the mobile application and website was $17,333, net of accumulated amortization $22,667. For the nine months ended June 30, 2024 and 2023, amortization was $6,000 and $6,000, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the nine months ended June 30, 2024 and 2023, the Company recognized consulting revenue of $2,000 and $7,900, respectively.

CONVERTIBLE FINANCIAL INSTUMENTS

The Company account for our convertible financial instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company do not separately present in equity an embedded conversion feature of the convertible debts and do not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

For the nine months ended June 30, 2024 and 2023, the following convertible note weas excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Convertible Note	21,638	-

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

As reflected in the financial statements, the Company had an accumulated deficit of $131,394 at June 30, 2024 and negative operating cash flow of $9,834 for nine months ended June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s director, who will resign on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

As of June 30, 2024 and September 30, 2023, the amount due to the related parties was $0 and $27,315, respectively.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the nine months ended June 30, 2024 and 2023, the note interest was $3,662 and $2,992, respectively.

As of June 30, 2024 and September 30, 2023, note payable was $40,000 and accrued interest payable was $11,987 and $8,325, respectively. The note is currently in default.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 30, 2024, the Company issued to an unaffiliated party a convertible note at $10,819 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

NOTE 7 – LOAN FORGIVENESS

During the nine months ended June 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website. The gain on debt forgiveness was reported under Statements of Operations.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of June 30, 2024 and September 30, 2023, the issued and outstanding common stock was 2,752,667 shares.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

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

We provide counselling and psychological services for adolescents (from 14 years) and adults, for men and women, therapy for individuals, couples and families. Also we plan to provide our services to specific communities, for example to the corporative sector of business in a form of corporate group sessions or individual ones. We believe that any consumer, who has different kind of problems and need the help and professional consultation with our specialists according to his needs, also such as employer, who is interested in a better approach to the psychological climate in his company is our potential client.

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

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Changes

Operating Expenses	$15,688	$7,068	$8,620
Other Expenses	$(1,664)	$(997)	$(667)
Net Loss	$(17,352)	$(3,665)	$(687)

The Company incurred net loss of $17,352 during the three months ended June 30, 2024 as compared to net loss of $3,665 during the three months ended June 30, 2023. The increase in net loss was due to the increase in professional fees and other expenses.

Nine months ended June 30, 2024 compared to nine months ended June 30, 2023

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Changes

Operating Expenses	$43,979	$45,608	$(1,629)
Other Income (Expenses)	$51,338	$(2,992)	$54,330
Net Income (Loss)	$9,359	$(40,700)	$50,059

The Company recognized net income of $9,359 during the nine months ended June 30, 2024 as compared to net loss of $40,700 during the nine months ended June 30, 2023. During the nine months ended June 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	September 30,
	2024	2023	Changes

Current Assets	$-	$9,834	$(9,834)
Current Liabilities	$22,113	$111,140	$(89,027)
Working Capital (Deficiency)	$(22,113)	$(101,306)	$79,193

As at June 30, 2024, our Company had no cash and assets. As of September 30, 2023, our Company had escrow account of $9,834.

Our current liabilities decreased from $111,140 as of September 30, 2023 to $22,113 as of June 30, 2024 mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties. During the six months ended June 30, 2024, the Company incurred debt forgiveness of $53,015.

As at June 30, 2024, our Company had a working capital deficiency of $22,113 compared with a working capital deficiency of $101,306 as at September 30, 2023. The decrease in working capital deficit was mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Changes

Net cash used in Operating Activities	$(9,834)	$(26,303)	$16,469
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$-	$12,802	$(12,802)
Net changes in cash and cash equivalents	$(9,834)	$(13,501)	$3,667

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended June 30, 2024 and 2023, net cash used in operating activities was $9,834 and $26,303, respectively.

Cash flows used in operating activities during the nine months ended June 30, 2024, comprised of a net income of $9,359 reduced by gain on debt forgiveness of $55,000, and increased by amortization of mobile application and website of $6,000 and net changes in operating liabilities of $29,807.

Cash flows used in operating activities during the nine months ended June 30, 2023, comprised of a net loss of $40,700 reduced by amortization of mobile application and website of $6,000 and net changes in operating liabilities of $3,897.

Cash Flow from Investing Activities

The Company do not have any investing activities during the nine months ended June 30, 2024 and 2023.

Cash Flow from Financing Activities

The Company do not have any financing activities during the nine months ended June 30, 2024.

During the nine months ended June 30, 2023, net cash used in financing activities was $12,802 related to advances from related party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Welsis Corp.
(Registrant)

Dated: August 9, 2024	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

