Form 10-K
period 2024-09-30
Welsis Corp.
filed 2025-01-14
CIK 1887912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At January 7, 2025, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and “our company” mean Welsis Corp., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

General Overview

Welsis Corp. (the “Company”) was incorporated in the State of Wyoming and established on August 16, 2021. We were a development stage startup company provided an online psychological help services, which are also known as teletherapy or telepsychology services. We purchased the telehealth platform, delivering on-demand professional psychological consultations anytime, anywhere, via mobile devices, the internet, video and phone calls. Our solution connects consumers with our board-certified specialists. We provided counseling and psychological services for adolescents (from 14 years) and adults, for men and women, therapy for individuals, couples and families.

On March 13, 2024, Dusan Zindovic, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company to Skywest Pinnacle Limited. The closing of the purchase and sale occurred on April 1, 2024. As a result of the acquisition, Skywest Pinnacle Limited holds approximately 73% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also effective April 1, 2024, the previous sole officer and director of the company, Dusan Zindovic, resigned his positions with the Company. Upon such resignations, Kwok Boon Kit was appointed as Chief Executive Officer, Treasurer and Secretary, and Director of the Company.

On September 23, 2024, Welsis Corp announced that it is entering the cryptocurrency and blockchain industry by launching TokenTraders.net, a fully functional crypto-exchange site. Tokentraders.net allows users to exchange and trade cryptocurrencies with ease by utilizing real time rates at minimal fees. Tokentraders.net also has an in-built crypto wallet which allows its users to securely store their cryptocurrencies safely.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Currently we don’t own any properties. Our business office is located at 701 E Cathedral Rd. Ste 45 PMB 405 Philadelphia, PA. This address was provided by sole officer and president, Kwok Boon Kit. Our telephone number is 215-552-8991.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

As of the date of this Annual Report, we are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of January 7, 2025, there were approximately 6 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2024 and 2023, which are included herein.

Year ended September 30, 2024 compared to year ended September 30, 2023

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2024	2023	Changes

Operating Expenses	$59,898	$52,972	$6,926
Other Income (Expenses)	$33,215	$(3,996)	$37,211
Net Loss	$(24,683)	$(41,068)	$16,385

The Company incurred net loss of $24,683 during the year ended September 30, 2024 as compared to net loss of $41,068 during the year ended September 30, 2023. The decrease in net loss was due to the increase other income. During the year ended September 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	September 30,	September 30,
	2024	2023	Changes

Current Assets	$-	$9,834	$(9,834)
Current Liabilities	$71,696	$151,140	$(79,444)
Working Capital (Deficiency)	$(71,696)	$(141,306)	$69,610

As at September 30, 2024, our Company had no cash and assets. As of September 30, 2023, our Company had cash of $9,834.

Our current liabilities decreased from $151,140 as of September 30, 2023 to $71,696 as of September 30, 2024 mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties. During the year ended September 30, 2024, the Company recognized gain on debt forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website and forgiveness of related party loans to former directors of $53,015.

As at September 30, 2024, our Company had a working capital deficiency of $71,696 compared with a working capital deficiency of $141,306 as at September 30, 2023. The decrease in working capital deficit was mainly due to the decrease in accounts payable and accrued liabilities and amount due to related parties.

Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2024	2023	Changes

Net cash used in Operating Activities	$(29,979)	$(21,872)	$(8,107)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$20,145	$13,003	$7,142
Net changes in cash and cash equivalents	$(9,834)	$(8,869)	$(965)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended September 30, 2024 and 2023, net cash used in operating activities was $29,979 and $21,872, respectively.

Cash flows used in operating activities during the year ended September 30, 2024, comprised of a net loss of $24,683 increased by gain on debt forgiveness of $55,000, and reduced by impairment loss on mobile application and website of $15,333, amortization of mobile application and website of $8,000 and net changes in operating liabilities of $26,371.

Cash flows used in operating activities during the year ended September 30, 2023, comprised of a net loss of $41,068 reduced by amortization of mobile application and website of $8,000 and net changes in operating liabilities of $11,196.

Cash Flow from Investing Activities

The Company do not have any investing activities during the year ended September 30, 2024 and 2023.

Cash Flow from Financing Activities

Dring the year ended September 30, 2024 and 2023, net cash used in financing activities was $20,145 and $13,003, respectively.

During the year ended September 30, 2024, net cash used in financing activities related to advances from related party of $2,200 and proceed from issuance of convertible notes of $17,945.

During the year ended September 30, 2023, net cash used in financing activities related to advances from related party of $13,003.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Our critical estimates include revenue recognition and intangible assets. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Welsis, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Welsis, Corp as of September 30, 2024 and 2023, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended September 30, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(165,436), net loss of $(24,683) and a negative operating cashflow of $(29,979). The Company is dependent on obtaining additional working capital funding from the sale of equity or private or public funding to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Impairment of Intangible Asset:

During our audit of the financial statements for the year ended September 30, 2024, we noted that the Company have a carrying amount of $15,333.00 related to mobile application and website development. During the annual impairment assessment, management concluded that the closing balance has been impaired because the company could no longer use the asset to generate revenue due to the change in business model and ownership control.

We identified the impairment of intangible assets as a critical audit matter because of the significant judgment used by management also require a high degree of auditor judgment.

To address this critical audit matter, we performed the following audit procedures:

•	Obtained and reviewed Management Impairment assessment memo.
•	We reviewed the agreements and the related documents supporting the change of control and business model
•	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment
•	We evaluated and recomputed the methodology used in connection with the Company’s impairment analysis, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used
•	Tested the mathematical accuracy of management’s calculations related to the recorded transactions.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 3 to the financial statements, the Company has significant operating losses, accumulated deficit, and a working capital deficiency. Furthermore, the company lost its revenue as a result of the changes in business model and ownership structure.

The Company is dependent on obtaining additional working capital funding from the sale of equity or private or public funding to execute its plans and continue operations

The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity or private or public funding to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2025

Lagos, Nigeria

January 14, 2025

 WELSIS CORP.

Balance Sheets

	September 30,	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$9,834
Total Current Assets	-	9,834

Non-Current Intangible Assets
Mobile Application and Website Development	-	23,333
Total Non-Current Intangible Assets	-	23,333

TOTAL ASSETS	$-	$33,167

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,919	$55,000
Accrued interest	14,777	8,325
Amount due to related parties	-	47,815
Note payable	40,000	40,000
Total Current Liabilities	71,696	151,140

Long term liabilities
Convertible note payable	17,945	-
Total Long-term liabilities	17,945	-

TOTAL LIABILITIES	89,641	151,140

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value 2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	22,504
Accumulated deficit	(165,436)	(140,753)
TOTAL SHAREHOLDERS' DEFICIT	(89,641)	(117,973)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$-	$33,167

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Operations

	Year Ended
	September 30,
	2024	2023

REVENUE	$2,000	$30,900
COST OF REVENUE	-	15,000
GROSS PROFIT	2,000	15,900

OPERATING EXPENSES
General and administrative expense	$59,898	$52,972
Total operating expenses	59,898	52,972

Loss from Operations	(57,898)	(37,072)

OTHER INCOME (EXPENSE)
Impairment loss on mobile application and website	(15,333)	-
Gain on debt forgiveness	55,000	-
Interest expense	(6,452)	(3,996)
Total other income	33,215	(3,996)

NET LOSS	$(24,683)	$(41,068)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2022	2,752,667	$276	$22,504	$(99,685)	$(76,905)
Net loss	-	-	-	(41,068)	(41,068)
Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net loss	-	-	-	(24,683)	(24,683)
Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,683)	$(41,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mobile application and website	15,333	-
Amortization of mobile application and website	8,000	8,000
Gain on debt forgiveness	(55,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,919	-
Consulting fee accrued - related party	3,000	7,200
Accrued interest	6,452	3,996
Net cash used in Operating Activities	(29,979)	(21,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	2,200	13,003
Proceed from issuance of convertible notes	17,945	-
Net cash provided by Financing Activities	20,145	13,003

Net changes in cash and cash equivalents	(9,834)	(8,869)
Cash and cash equivalents, beginning of period	9,834	18,703
Cash and cash equivalents, end of period	$-	$9,834

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Written off of related party debts	$53,015	$-

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Notes to the Audited Financial Statements

September 30, 2024 and 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a September 30 fiscal year end.

RECLASSIFICATION

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on reported operating and net loss.

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

As of September 30, 2024 and September 30, 2023, the Company had cash of $0 and $9,834, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

For the year ended September 30, 2024 and 2023, amortization was $8,000 and $8,000, respectively.

Since the mobile application and website were used for psychological consultation which ceased since the change of management on April 1, 2024, the assets were fully impairment. During the year ended April 30, 2024, the Company record impairment loss of $15,333.

As of September 30, 2024 and 2023, the mobile application and website was $$0 and $23,333, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the year ended September 30, 2024 and 2023, the Company recognized consulting revenue of $2,000 and $30,900, incurred cost of revenue of $0 and $15,000, generating gross profit of $2,000 and $15,900, respectively.

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

For the year ended September 30, 2024 and 2023, the following convertible note weas excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	35,891	-

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $165,436 at September 30, 2024 and negative operating cash flow of $29,979 for year ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds through the equity market, related party loan and loan from unaffiliated party through the issuance of convertible notes. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2024 and 2023, the former director for the Company who resigned on April 1, 2024 upon the change of control advanced to the Company for payment to vendors of $2,200 and $13,003, respectively. During the year ended September 30, 2024 and 2023, the Company incurred consulting fees of $3,000 and $7,200 to the former Director of the Company, respectively.

During the year ended September 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s former director who resigned on April 1, 2024 and $14,400 for payable amount to another Company’s former director who resigned on June 20, 2023. The gain on debt forgiveness was recorded to additional paid in capital.

As of September 30, 2024 and September 30, 2023, the amount due to the related parties was $0 and $47,815, respectively.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the year ended September 30, 2024 and 2023, the note interest was $6,234 and $3,996, respectively.

As of September 30, 2024 and September 30, 2023, note payable was $40,000 and accrued interest payable was $14,559 and $8,325, respectively. The note is currently in default.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 30, 2024, the Company issued to an unaffiliated party a convertible note at $10,819 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

On September 30, 2024, the Company issued to an unaffiliated party a convertible note at $7,126 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the year ended September 30, 2024 and 2023, the note interest was $218 and $0, respectively.

As of September 30, 2024 and September 30, 2023, convertible note payable was $17,945 and accrued interest payable was $218 and $0, respectively.

NOTE 7 – LOAN FORGIVENESS

During the year ended September 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website. The gain on debt forgiveness was reported under Statements of Operations.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of September 30, 2024 and September 30, 2023, the issued and outstanding common stock was 2,752,667 shares.

NOTE 9 - INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2024 and 2023, are as follows:

	September 30,	September 30,
	2024	2023
Net operating loss carryforward	$165,436	$140,753
Effective tax rate	21%	21%
Deferred tax asset	34,742	29,558
Less: Valuation allowance	(34,742)	(29,558)
Net deferred asset	$-	$-

The valuation allowance increased by $1,963and $8,624 during the years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had approximately $165,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2031 and 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2024 are subject to review by the tax authorities.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to September 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2024, the Company dismissed its independent registered auditor, B.F. Borgers. The decision to dismiss B.F. Borgers was recommended and approved by the Board of Directors of the Company and was made after learning that the auditor is not currently permitted to appear or practice before the Commission. The reports of BF Borgers on the Company’s consolidated financial statements as of and for the fiscal year ended September 30, 2023, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. On June 4, 2024 2024, the Company has engaged Mercurius & Associates LLP as its new independent registered public accounting firm to audit and review the Company’s financial statements.

On January 6, 2025, the Board of Directors of the Company approved the dismissal of Mercurius & Associates LLP (“MAS”) as the Company’s independent registered public accounting firm, effective immediately. MAS never issued an audit opinion on our financial statements, and during the course of their engagement there were no disagreements with MAS on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused MAS to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Fruci was engaged as the Company’s auditor

On January 6, 2025, the Board of Directors of the Company approved the appointment of Boladale Lawal & Co. (“BWL”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2024.

There was no disagreement with Accountant on accounting and financial disclosure during the year

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, which consists of our sole officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Kwok Boon Kit	Chief Executive Officer, Treasurer and Secretary and Director	43	April 1, 2024
Dusan Zindovic (1)	President, Chief Financial Officer, Chief Executive Officer and Director	31	June 20, 2023
Danilo Vukadinovic (2)	President, Chief Financial Officer, Chief Executive Officer and Director	52	August 16, 2021

1.      Effective April 1, 2024, Dusan Zindovic, resigned his positions with the Company.

2.      Effective June 20, 023, Danilo Vukadinovic, resigned his positions with the Company.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kwok Boon Kit, Chief Executive Officer, Treasurer and Secretary and Director

Mr. Kwok Boon Kit previously served as associate general manager at CoreAct Design Ltd from May 2019 to October 2022. Prior to that appointment, Mr. Kwok was department head at Elkay Digital from August 2015 to April 2019. Mr. Kwok attended Universiti Sultan Azlan Shah and obtained his Bachelor of Management Studies in 2003.

Dusan Zindovic, President, Chief Financial Officer, Chief Executive Officer and Director

Mr. Zindovic has the leading experience across several industries including technology, IT, development of start up projects, software and services, and public accounting. During his working experience he was successful inventor, project and product manager and business consultant.

Mr Zindovic’s extensive experience in project management and execution capabilities will provide valuable insights and guidance to the company as we seek to execute our growth strategy.

Danilo Vukadinovic, President, Chief Financial Officer, Chief Executive Officer and Director

Mr. Danilo Vukadinovic has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on August 16, 2021. He has got the degree in Trade Marketing and Management. He had been working as a self-employed project manager for the last 10 years.

Family Relationships

Not Applicable

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

10

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers.

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2024 and 2023 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2024 and 2023 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compensa-
Name and				Awards	Awards	Compensa-	Earnings	tion
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	tion ($)	($)	($)	Total ($)

Kwok Boon Kit	2024	-	-	-	-	-	-	-	-
CEO, Treasurer and Secretary and Director	2023	-	-	-	-	-	-	-	-

Dusan Zindovic (1)	2024	3,000	-	-	-	-	-	-	3,000
President, CFO, CEO and Director	2023	7,200	-	-	-	-	-	-	7,200

Danilo Vukadinovic (2)	2024	-	-	-	-	-	-	-	-
CEO, Treasurer and Secretary and Director	2023	-	-	-	-	-	-	-	-

1.      Effective April 1, 2024, Dusan Zindovic, resigned his positions with the Company.

2.      Effective June 20, 023, Danilo Vukadinovic, resigned his positions with the Company.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Director Independence

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 7, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is 701 E Cathedral Rd. Ste 45 PMB 405 Philadelphia, PA.

As of January 7, 2025, there were 2,752,667 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Shares of Common Stock	Percent of Common Stock (2)
5% or Greater Shareholders:
Skywest Pinnacle Limited (1)	2,000,000	72.66%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group	2,000,000	72.66%

1.      Kwok Boon Kit, the Director of the Company, holds sole voting and dispositive control over Skywest Pinnacle Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended September 30, 2024 and 2023, the Company incurred management consulting salary of $3,000 and $7,200 to the former director of the Company, respectively.

During the year ended September 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s former director, who resigned on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

As of September 30, 2024 and September 30, 2023, the amount due to the related parties was $0 and $27,315, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

BF Borgers. CPA PC

	Year Ended September 30,
Category	2024	2023
Audit Fees (1)	$12,650	$13,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Mercurius & Associates LLP

	Year Ended September 30,
Category	2024	2023
Audit Fees (1)	$15,540	$-
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

__________________

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_____________

*	Filed herewith.
**	Furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Welsis Corp.
(Registrant)

Dated: January 14, 2025	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

