Form 10-Q
period 2024-12-31
Welsis Corp.
filed 2025-02-06
CIK 1887912

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

At January 28, 2025, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Balance Sheets

	December 31,	September 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid Expense	$4,106	$-
Total Current Assets	4,106	-

TOTAL ASSETS	$4,106	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,980	$16,919
Accrued interest	16,789	14,777
Note payable	40,000	40,000
Total Current Liabilities	90,769	71,696

Long term liabilities
Convertible note payable	27,234	17,945
Total Long-term liabilities	27,234	17,945

TOTAL LIABILITIES	118,003	89,641

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value
2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	75,519
Accumulated deficit	(189,692)	(165,436)
TOTAL SHAREHOLDERS' DEFICIT	(113,897)	(89,641)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$4,106	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023

REVENUE	$-	$2,000
GROSS PROFIT	-	2,000

OPERATING EXPENSES
General and administrative expense	$22,244	$14,265
Total operating expenses	22,244	14,265

Loss from Operations	(22,244)	(12,265)

OTHER EXPENSE
Interest expense	(2,012)	(999)
Total other income expense	(2,012)	(999)

NET LOS	$(24,256)	$(13,264)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

(Unaudited)

Three Months Ended December 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)
Net loss	-	-	-	(24,256)	(24,256)
Balance - December 31, 2024	2,752,667	$276	$75,519	$(189,692)	$(113,897)

Three Months Ended December 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Net loss	-	-	-	(13,264)	(13,264)
Balance - December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,256)	$(13,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of mobile application and website	-	2,000
Changes in operating assets and liabilities:
Prepaid expense	(4,106)	-
Accounts payable and accrued liabilities	17,061	-
Consulting fee accrued - related party	-	1,800
Accrued interest	2,012	998
Net cash used in Operating Activities	(9,289)	(8,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of convertible notes	9,289	-
Net cash provided by Financing Activities	9,289	-

Net changes in cash and cash equivalents	-	(8,466)
Cash and cash equivalents, beginning of period	-	9,834
Cash and cash equivalents, end of period	$-	$1,368

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Unaudited Financial Statements

December 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 as filed with the Securities and Exchange Commission on January 14, 2025.

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

PREPAID EXPENSE

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected. As of December 31, 2024 and September 30, 2024, prepaid expense was $4,106 and $0, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

For the three months ended December 31, 2024 and 2023, amortization was $0 and $2,000, respectively.

Since the mobile application and website were used for psychological consultation which ceased since the change of management on April 1, 2024, the assets were fully impairment. During the year ended September 30, 2024, the Company recorded impairment loss of $15,333.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the three months ended December 31, 2024 and 2023, the Company recognized consulting revenue of $0 and $2,000.

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

For the three months ended December 31, 2024 and 2023, the following convertible note weas excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	54,469	-

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

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our unaudited condensed financial statements or disclosures upon adoption.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $189,692 at December 31, 2024 and negative operating cash flow of $9,289 for three months ended December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds through equity market, related party loan and loan from unaffiliated parties through the issuance of convertible notes. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2024 and 2023, the Company incurred consulting fees of $0 and $1,800 to the former Director of the Company, respectively.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the three months ended December 31, 2024 and 2023, the note interest was $1,650 and $999, respectively.

As of December 31, 2024 and September 30, 2024, note payable was $40,000 and accrued interest payable was $16,209 and $14,559, respectively. The note is currently in default.

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

On December 31, 2024, the Company issued to an unaffiliated party a convertible note at $9,289 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the three months ended December 31, 2024 and 2023, the note interest was $362 and $0, respectively.

As of December 31, 2024 and September 30, 2024, convertible note payable was $27,234 and $17,945 and accrued interest payable was $580 and $218, respectively.

 NOTE 7 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of December 31, 2024 and September 30, 2024, the issued and outstanding common stock was 2,752,667 shares.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

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

Three months ended December 31, 2024 compared to three months ended December 31, 2023

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2024	2023	Changes

Revenue	$-	$2,000	$(2,000)
Operating Expenses	$22,244	$14,265	$7,979
Other Expenses	$(2,012)	$(999)	$(1,013)
Net Loss	$(24,256)	$(13,264)	$(10,992)

The Company incurred net loss of $24,256 during the three months ended December 31, 2024 as compared to net loss of $13,264 during the three months ended December 31, 2023. The increase in net loss was due to the increase in professional fees and other expenses.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	September 30,
	2024	2024	Changes

Current Assets	$4,106	$-	$4,106
Current Liabilities	$90,769	$71,696	$19,073
Working Capital (Deficiency)	$(86,663)	$(71,696)	$(14,967)

As at December 31, 2024, our Company had prepaid expense of $4,106. As of September 30, 2024, our Company had no cash and assets.

Our current liabilities increased from $71,696 as of September 30, 2024 to $90,769 as of December 31, 2024 mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

As at December 31, 2024, our Company had a working capital deficiency of $86,663 compared with a working capital deficiency of $71,696 as at September 30, 2024. The increase in working capital deficit was mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2024	2023	Changes

Net cash used in Operating Activities	$(9,289)	$(8,466)	$(823)
Net cash provided by Financing Activities	$9,289	$-	$9,289
Net changes in cash and cash equivalents	$-	$(8,466)	$8,466

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended December 31, 2024 and 2023, net cash used in operating activities was $9,289 and $8,466, respectively.

Cash flows used in operating activities during the year ended December 31, 2024, comprised of a net loss of $24,256 reduced by net changes in operating liabilities of $14,967.

Cash flows used in operating activities during the year ended December 31, 2023, comprised of a net loss of $13,264 reduced by amortization of mobile application and website of $2,000 and net changes in operating liabilities of $2,798.

Cash Flow from Investing Activities

The Company do not have any investing activities during the three months ended December 31, 2024 and 2023.

Cash Flow from Financing Activities

During the three months ended December 31, 2024, net cash used in financing activities was $9,289 related to proceed from issuance of convertible note.

The Company do not have any financing activities during the three months ended December 31, 2023.

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

Welsis Corp.
(Registrant)

Dated: February 6, 2025	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

