Form 10-Q
period 2025-03-31
Welsis Corp.
filed 2025-05-09
CIK 1887912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 2, 2025, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 WELSIS CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
Current Assets
Prepaid Expense	$3,063	$-
Total Current Assets	3,063	-

TOTAL ASSETS	$3,063	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,576	$16,919
Accrued interest	18,989	14,777
Note payable	40,000	40,000
Total Current Liabilities	72,565	71,696

Long term liabilities
Convertible note payable	53,103	17,945
Total Long-term liabilities	53,103	17,945

TOTAL LIABILITIES	125,668	89,641

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value
2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	75,519
Accumulated deficit	(198,400)	(165,436)
TOTAL SHAREHOLDERS' DEFICIT	(122,605)	(89,641)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$3,063	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

REVENUE	$-	$-	$-	$2,000
GROSS PROFIT	-	-	-	2,000

OPERATING EXPENSES
General and administrative expense	$6,507	$14,026	$28,751	$28,291
Total operating expenses	6,507	14,026	28,751	28,291

Loss from Operations	(6,507)	(14,026)	(28,751)	(26,291)

OTHER EXPENSE
Gain on debt forgiveness	-	55,000	-	55,000
Interest expense	(2,201)	(999)	(4,213)	(1,998)
Total other income expense	(2,201)	54,001	(4,213)	53,002

NET INCOME (LOSS)	$(8,708)	$39,975	$(32,964)	$26,711

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$0.01	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667	2,752,667	2,752,667

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

(Unaudited)

Six Months Ended March 31, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)
Net loss	-	-	-	(24,256)	(24,256)
Balance - December 31, 2024	2,752,667	$276	$75,519	$(189,692)	$(113,897)
Net loss	-	-	-	(8,708)	(8,708)
Balance - March 31, 2025	2,752,667	$276	$75,519	$(198,400)	$(122,605)

 Six Months Ended March 31, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Net loss	-	-	-	(13,264)	(13,264)
Balance - December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net income	-	-	-	39,975	39,975
Balance - March 31, 2024	2,752,667	$276	$75,519	$(114,042)	$(38,247)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,964)	$26,711
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of mobile application and website	-	4,000
Gain on debt forgiveness	-	(55,000)
Changes in operating assets and liabilities:
Prepaid expense	(3,063)	-
Accounts payable and accrued liabilities	(3,343)	12,457
Accrued interest	4,212	1,998
Net cash used in Operating Activities	(35,158)	(9,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of convertible notes	35,158	-
Net cash provided by Financing Activities	35,158	-

Net changes in cash and cash equivalents	-	(9,834)
Cash and cash equivalents, beginning of period	-	9,834
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Forgiveness of related party debts	$-	$53,015

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Unaudited Financial Statements

March 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 as filed with the Securities and Exchange Commission on January 14, 2025.

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

PREPAID EXPENSE

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected. As of March 31, 2025 and September 30, 2024, prepaid expense was $3,063 and $0, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

For the six months ended March 31, 2025 and 2024, amortization was $0 and $4,000, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the six months ended March 31, 2025 and 2024, the Company recognized consulting revenue of $0 and $2,000.

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

For the six months ended March 31, 2025 and 2024, the following convertible note weas excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31
	2025	2024
	(Shares)	(Shares)
Convertible Notes	106,207	-

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

RECENT ADOPTED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $198,400 at March 31, 2025 and negative operating cash flow of $35,158 for six months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2025 and 2024 the Company incurred consulting fees of $0 and $3,000 to the former Director of the Company, respectively.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the six months ended March 31, 2025 and 2024, the note interest was $3,314 and $1,998, respectively.

As of March 31, 2025 and September 30, 2024, note payable was $40,000 and accrued interest payable was $17,872 and $14,559, respectively. The note is currently in default.

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

On March 31, 2025, the Company issued to an unaffiliated party a convertible note at $25,869 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the six months ended March 31, 2025 and 2024, the note interest was $899 and $0, respectively.

As of March 31, 2025 and September 30, 2024, convertible note payable was $53,103 and $17,945 and accrued interest payable was $1,117 and $218, respectively.

 NOTE 7 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of March 31, 2025 and September 30, 2024, the issued and outstanding common stock was 2,752,667 shares.

NOTE 8 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: cryptocurrency and blockchain industry. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through March 31, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the cryptocurrency and blockchain industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company do now anticipate any operations or sources of revenue outside of the United States.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

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

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Revenue	$-	$-	$-
Operating Expenses	$6,507	$14,026	$(7,519)
Other Income (Loss)	$(2,201)	$54,001	$(56,202)
Net Income (Loss)	$(8,708)	$39,975	$(48,683)

The Company incurred net loss of $8,708 during the three months ended March 31, 2025 as compared to net income of $39,975 during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Six months ended March 31, 2025 compared to six months ended March 31, 2024

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Revenue	$-	$2,000	$(2,000)
Operating Expenses	$28,751	$28,291	$460
Other Income (Expenses)	$(4,213)	$53,002	$(57,215)
Net Income (Loss)	$(32,964)	$26,711	$(59,675)

The Company incurred net loss of $32,964 during the six months ended March 31, 2025 as compared to net income of $26,711 during the six months ended March 31, 2024. During the three months ended March 31, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	September 30,
	2025	2024	Changes

Current Assets	$3,063	$-	$3,063
Current Liabilities	$72,565	$71,696	$869
Working Capital (Deficiency)	$(69,502)	$(71,696)	$2,194

As at March 31, 2025, our Company had prepaid expense of $3,063. As of September 30, 2024, our Company had no cash and assets.

Our current liabilities increased from $71,696 as of September 30, 2024 to $72,565 as of March 31, 2025 mainly due to the increase in accounts payable and accrued liabilities and accrued interest.

As at March 31, 2025 our Company had a working capital deficiency of $69,502 compared with a working capital deficiency of $71,696 as at September 30, 2024. The increase in working capital deficit was mainly due to the increase in accrued interest.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2025	2024	Changes

Net cash used in Operating Activities	$(35,158)	$(9,834)	$(25,324)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$35,158	$-	$35,158
Net changes in cash and cash equivalents	$-	$(9,834)	$9,834

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended March 31, 2025 and 2024, net cash used in operating activities was $35,158 and $9,834, respectively.

Cash flows used in operating activities during the six months ended March 31, 2025, comprised of a net loss of $32,964 increased by net changes in operating liabilities of $2,194.

Cash flows used in operating activities during the six months ended March 31, 2024, comprised of a net income of $26,711 reduced by gain on debt forgiveness of $55,000 and increased by amortization of mobile application and website of $4,000 and net changes in operating liabilities of $14,455.

Cash Flow from Investing Activities

The Company do not have any investing activities during the six months ended March 31, 2025 and 2024.

Cash Flow from Financing Activities

During the six months ended March 31, 2025, net cash used in financing activities was $35,158 related to proceed from issuance of convertible notes.

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

Welsis Corp.
(Registrant)

Dated: May 9, 2025	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

