Form 10-Q
period 2025-06-30
Welsis Corp.
filed 2025-08-12
CIK 1887912

 U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 2, 2025, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

WELSIS CORP.

Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2025	2024
ASSETS
Current Assets
Prepaid Expense	$2,169	$-
Total Current Assets	2,169	-

TOTAL ASSETS	$2,169	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,714	$16,919
Accrued interest	21,780	14,777
Note payable	40,000	40,000
Total Current Liabilities	68,494	71,696

Long term liabilities
Convertible note payable	64,998	17,945
Total Long-term liabilities	64,998	17,945

TOTAL LIABILITIES	133,492	89,641

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value 2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	75,519
Accumulated deficit	(207,118)	(165,436)
TOTAL SHAREHOLDERS' DEFICIT	(131,323)	(89,641)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,169	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$-	$-	$-	$2,000
GROSS PROFIT	-	-	-	2,000

OPERATING EXPENSES
General and administrative expense	$5,928	$15,688	$34,679	$43,979
Total operating expenses	5,928	15,688	34,679	43,979

Loss from Operations	(5,928)	(15,688)	(34,679)	(41,979)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	-	-	-	55,000
Interest expense	(2,790)	(1,664)	(7,003)	(3,662)
Total other income (expense)	(2,790)	(1,664)	(7,003)	51,338

NET INCOME (LOSS)	$(8,718)	$(17,352)	$(41,682)	$9,359

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.02)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667	2,752,667	2,752,667

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

Nine Months Ended June 30, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)
Net loss	-	-	-	(24,256)	(24,256)
Balance - December 31, 2024	2,752,667	$276	$75,519	$(189,692)	$(113,897)
Net loss	-	-	-	(8,708)	(8,708)
Balance - March 31, 2025	2,752,667	$276	$75,519	$(198,400)	$(122,605)
Net loss	-	-	-	(8,718)	(8,718)
Balance - June 30, 2025	2,752,667	$276	$75,519	$(207,118)	$(131,323)

 Nine Months Ended June 30, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Net loss	-	-	-	(13,264)	(13,264)
Balance - December 31, 2023	2,752,667	$276	$22,504	$(154,017)	$(131,237)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net income	-	-	-	39,975	39,975
Balance – March 31, 2024	2,752,667	$276	$75,519	$(114,042)	$(38,247)
Net loss	-	-	-	(17,352)	(17,352)
Balance -June 30, 2024	2,752,667	$276	$75,519	$(131,394)	$(55,599)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,682)	$9,359
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of mobile application and website	-	6,000
Gain on debt forgiveness	-	(55,000)
Changes in operating assets and liabilities:
Prepaid expense	(2,169)	-
Accounts payable and accrued liabilities	(10,205)	26,145
Accrued interest	7,003	3,662
Net cash used in Operating Activities	(47,053)	(9,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of convertible notes	47,053	-
Net cash provided by Financing Activities	47,053	-

Net changes in cash and cash equivalents	-	(9,834)
Cash and cash equivalents, beginning of period	-	9,834
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Forgiveness of related party debts	$-	$53,015

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Condensed Unaudited Financial Statements

June 30, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 as filed with the Securities and Exchange Commission on January 14, 2025.

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

PREPAID EXPENSE

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected. As of June 30, 2025 and September 30, 2024, prepaid expense was $2,169 and $0, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

For the nine months ended June 30, 2025 and 2024, amortization was $0 and $6,000, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the nine months ended June 30, 2025 and 2024, the Company recognized consulting revenue of $0 and $2,000.

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

For the nine months ended June 30, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30
	2025	2024
	(Shares)	(Shares)
Convertible Notes	129,996	21,638

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

As reflected in the financial statements, the Company had an accumulated deficit of $207,118 at June 30, 2025 and negative operating cash flow of $47,053 for nine months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s former Director who resigned on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

During the nine months ended June 30, 2024, the Company incurred consulting fees of $3,000 to the former Director of the Company.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the nine months ended June 30, 2025 and 2024, the note interest was $5,045 and $3,662, respectively.

As of June 30, 2025 and September 30, 2024, note payable was $40,000 and accrued interest payable was $19,604 and $14,559, respectively. The note is currently in default.

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

On June 30, 2025, the Company issued to an unaffiliated party a convertible note at $11,895 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the nine months ended June 30, 2025 and 2024, the note interest was $1,958 and $0, respectively.

As of June 30, 2025 and September 30, 2024, convertible note payable was $64,998 and $17,945 and accrued interest payable was $2,176 and $218, respectively.

 NOTE 7 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of June 30, 2025 and September 30, 2024, the issued and outstanding common stock was 2,752,667 shares.

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

Through June 30, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the cryptocurrency and blockchain industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analysed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

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

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2025	2024	Changes

Revenue	$-	$-	$-
Operating Expenses	$5,928	$15,688	$(9,760)
Other Expenses	$(2,790)	$(1,664)	$(1,126)
Net Loss	$(8,718)	$(17,352)	$8,634

The Company incurred net loss of $8,718 during the three months ended June 30, 2025 as compared to net loss of $17,352 during the three months ended June 30, 2024. The decrease in net loss was due to the decrease in professional fees.

Nine months ended June 30, 2025 compared to nine months ended June 30, 2024

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2025	2024	Changes

Revenue	$-	$2,000	$(2,000)
Operating Expenses	$34,679	$43,979	$(9,300)
Other Income (Expenses)	$(7,003)	$51,338	$(58,341)
Net Income (Loss)	$(41,682)	$9,359	$(51,041)

The Company incurred net loss of $41,682 during the nine months ended June 30, 2025 as compared to net income of $9,359 during the nine months ended June 30, 2024. During the nine months ended June 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	September 30,
	2025	2024	Changes

Current Assets	$2,169	$-	$2,169
Current Liabilities	$68,494	$71,696	$(3,202)
Working Capital (Deficiency)	$(66,325)	$(71,696)	$5,371

As at June 30, 2025, our Company had prepaid expense of $2,169. As of September 30, 2024, our Company had no cash and assets.

Our current liabilities decreased from $71,696 as of September 30, 2024 to $68,494 as of June 30, 2025 mainly due to the decrease in accounts payable and accrued liabilities.

As at June 30, 2025 our Company had a working capital deficiency of $66,325 compared with a working capital deficiency of $71,696 as at September 30, 2024. The decrease in working capital deficit was mainly due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2025	2024	Changes

Net cash used in Operating Activities	$(47,053)	$(9,834)	$(37,219)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$47,053	$-	$47,053
Net changes in cash and cash equivalents	$-	$(9,834)	$9,834

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended June 30, 2025 and 2024, net cash used in operating activities was $47,053 and $9,834, respectively.

Cash flows used in operating activities during the nine months ended June 30, 2025, comprised of a net loss of $41,682 increased by net changes in operating assets and liabilities of $5,371.

Cash flows used in operating activities during the nine months ended June 30, 2024, comprised of a net income of $9,359 reduced by gain on debt forgiveness of $55,000, and increased by amortization of mobile application and website of $6,000 and net changes in operating liabilities of $29,807.

Cash Flow from Investing Activities

The Company do not have any investing activities during the nine months ended June 30, 2025 and 2024.

Cash Flow from Financing Activities

During the nine months ended June 30, 2025, net cash used in financing activities was $47,053 related to proceed from issuance of convertible notes.

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

Welsis Corp.
(Registrant)

Dated: August 12, 2025	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

