Form 10-K
period 2025-09-30
Welsis Corp.
filed 2026-01-13
CIK 1887912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2025, was $1,881,668 based on a $2.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

At December 10, 2025, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

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

Registered Holders of our Common Stock

As of December 11, 2025, there were approximately 6 record owners of our common stock including director.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2025 and 2024, which are included herein.

Year ended September 30, 2025 compared to year ended September 30, 2024

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Revenue	$-	$2,000	$(2,000)
Operating Expenses	$50,573	$59,898	$(9,325)
Other Income (Expenses)	$(10,117)	$33,215	$(43,332)
Net Loss	$(60,690)	$(24,683)	$(36,007)

The Company incurred net loss of $60,690 during the year ended September 30, 2025 as compared to net loss of $24,683 during the year ended September 30, 2024. The increase in net loss was due to the increase of other expense. During the year ended September 30, 2024, the Company recognized gain on debt loan forgiveness of $55,000 for payable amount due to a non-affiliate related to acquisition of mobile application and website.

Liquidity and Capital Resources

Working Capital

	As of	As of
	September 30,	September 30,
	2025	2024	Changes

Current Assets	$2,169	$-	$2,169
Current Liabilities	$84,608	$71,696	$12,912
Working Capital (Deficiency)	$(82,439)	$(71,696)	$(10,743)

As at September 30, 2025, our Company had no cash and assets. As of September 30, 2024, our Company had no cash and asset.

Our current liabilities increased from $71,696 as of September 30, 2024 to $84,608 as of September 30, 2025 mainly due to the increase in accounts payable and accrued liabilities.

As at September 30, 2025, our Company had a working capital deficiency of $82,439 compared with a working capital deficiency of $71,696 as at September 30, 2024. The increase in working capital deficit was mainly due to the increase in accounts payable and accrued liabilities.

Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2025	2024	Changes

Net cash used in Operating Activities	$(49,947)	$(29,979)	$(19,968)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$49,947	$20,145	$29,802
Net changes in cash and cash equivalents	$-	$(9,834)	$9,834

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended September 30, 2025 and 2024, net cash used in operating activities was $49,947 and $29,979, respectively.

Cash flows used in operating activities during the year ended September 30, 2025, comprised of a net loss of $49,947 decreased by net changes in operating liabilities of $10,743.

Cash flows used in operating activities during the year ended September 30, 2024, comprised of a net loss of $24,683 increased by gain on debt forgiveness of $55,000, and reduced by impairment loss on mobile application and website of $15,333, amortization of mobile application and website of $8,000 and net changes in operating liabilities of $26,371.

Cash Flow from Investing Activities

The Company do not have any investing activities during the year ended September 30, 2025 and 2024.

Cash Flow from Financing Activities

Dring the year ended September 30, 2025 and 2024, net cash used in financing activities was $49,947 and $20,145 respectively.

During the year ended September 30, 2025, net cash used in financing activities related to advances from proceed from issuance of convertible notes of $49,947.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

WELSIS CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Welsis Corp (the ‘Company’) as of September 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended September 30, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(226,126), net loss of $(60,690) and a negative working capital of $(82,439). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

January 13, 2026.

WELSIS CORP.

Balance Sheets

	September 30,	September 30,
	2025	2024
ASSETS
Current Assets
Prepaid Expense	$2,169	$-
Total Current Assets	2,169	-

TOTAL ASSETS	$2,169	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$19,714	$16,919
Accrued interest	24,894	14,777
Note payable	40,000	40,000
Total Current Liabilities	84,608	71,696

Long term liabilities
Convertible note payable	67,892	17,945
Total Long-term liabilities	67,892	17,945

TOTAL LIABILITIES	152,500	89,641

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value
2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	75,519
Accumulated deficit	(226,126)	(165,436)
TOTAL SHAREHOLDERS' DEFICIT	(150,331)	(89,641)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,169	$-

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Operations

	Year Ended
	September 30,
	2025	2024

REVENUE	$-	$2,000
GROSS PROFIT	-	2,000

OPERATING EXPENSES
General and administrative expense	$50,573	$59,898
Total operating expenses	50,573	59,898

Loss from Operations	(50,573)	(57,898)

OTHER INCOME (EXPENSE)
Impairment loss on Mobile Application and Website	-	(15,333)
Gain on debt forgiveness	-	55,000
Interest expense	(10,117)	(6,452)
Total other income (expense)	(10,117)	33,215

NET LOSS	$(60,690)	$(24,683)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667

 The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

Year Ended December 31, 2025 and 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - September 30, 2023	2,752,667	$276	$22,504	$(140,753)	$(117,973)
Forgiveness of related party loans	-	-	53,015	-	53,015
Net loss	-	-	-	(24,683)	(24,683)
Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)
Net loss	-	-	-	(60,690)	(60,690)
Balance - September 30, 2025	2,752,667	$276	$75,519	$(226,126)	$(150,331)

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,690)	$(24,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mobile application and website	-	15,333
Amortization of mobile application and website	-	8,000
Gain on debt forgiveness	-	(55,000)
Changes in operating assets and liabilities:
Prepaid expense	(2,169)	-
Accounts payable and accrued liabilities	2,795	16,919
Consulting fee accrued - related party	-	3,000
Accrued interest	10,117	6,452
Net cash used in Operating Activities	(49,947)	(29,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	2,200
Proceed from issuance of convertible notes	49,947	17,945
Net cash provided by Financing Activities	49,947	20,145

Net changes in cash and cash equivalents	-	(9,834)
Cash and cash equivalents, beginning of period	-	9,834
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-cash transactions:
Forgiveness of related party debts	$-	$53,015

The accompanying notes are an integral part of these audited financial statements

WELSIS CORP.

Notes to the Audited Financial Statements

September 30, 2025 and 2024

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $226,126 at September 30, 2025 and negative operating cash flow of $49,947 for year ended September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PREPAID EXPENSE

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected. As of September 30, 2025 and September 30, 2024, prepaid expense was $2,169 and $0, respectively.

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

Mobile Application and Website – $40,000

Term of amortization – 5 years

For the year ended September 30, 2025 and 2024, amortization was $0 and $8,000, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

For the year ended September 30, 2025 and 2024, the Company recognized consulting revenue of $0 and $2,000.

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

For the year ended September 30, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30
	2025	2024
	(Shares)	(Shares)
Convertible Notes	135,784	35,891

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s former Director who resigned on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

During the year ended September 30, 2024, the Company incurred consulting fees of $3,000 to the former Director of the Company.

NOTE 5 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the year ended September 30, 2025 and 2024, the note interest was $6,848 and $6,234, respectively.

As of September 30, 2025 and September 30, 2024, note payable was $40,000 and accrued interest payable was $21,407 and $14,559, respectively. The note is currently in default.

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

On September 30, 2025, the Company issued to an unaffiliated party a convertible note at $2,894 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the year ended September 30, 2025 and 2024, the note interest was $3,269 and $218, respectively.

As of September 30, 2025 and September 30, 2024, convertible note payable was $67,892 and $17,945 and accrued interest payable was $3,487 and $218, respectively.

 NOTE 7 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of September 30, 2025 and September 30, 2024, the issued and outstanding common stock was 2,752,667 shares.

NOTE 8 - INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2025 and 2024, are as follows:

	September 30,	September 30,
	2025	2024
Net operating loss carryforward	$226,126	$165,436
Effective tax rate	21%	21%
Deferred tax asset	47,486	34,742
Less: Valuation allowance	(47,486)	(34,742)
Net deferred asset	$-	$-

The valuation allowance increased by $12,745 and $5,183 during the years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had approximately $226,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2031 and 2035. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2025 are subject to review by the tax authorities.

NOTE 9 – SEGMENT REPORTING

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

Through September 30, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance of the cryptocurrency and blockchain industry segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 6, 2025, the Board of Directors of the Company approved the dismissal of Mercurius & Associates LLP (“MAS”) as the Company’s independent registered public accounting firm, effective immediately. MAS never issued an audit opinion on our financial statements, and during the course of their engagement there were no disagreements with MAS on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused MAS to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Fruci was engaged as the Company’s auditor

On January 6, 2025, the Board of Directors of the Company approved the appointment of Boladale Lawal & Co. (“BWL”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2025.

There was no disagreement with Accountant on accounting and financial disclosure during the year

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Kwok Boon Kit	Chief Executive Officer, Treasurer and Secretary and Director	44	April 1, 2024
Dusan Zindovic (1)	President, Chief Financial Officer, Chief Executive Officer and Director	32	June 20, 2023
Danilo Vukadinovic (2)	President, Chief Financial Officer, Chief Executive Officer and Director	53	August 16, 2021

1.	Effective April 1, 2024, Dusan Zindovic, resigned his positions with the Company.
2.	Effective June 20, 023, Danilo Vukadinovic, resigned his positions with the Company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers.

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2025 and 2024 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2025 and 2024 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compensa-
Name and				Awards	Awards	Compensa-	Earnings	tion
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	tion ($)	($)	($)	Total ($)

Kwok Boon Kit	2025	-	-	-	-	-	-	-	-
CEO, Treasurer and Secretary and Director	2024	-	-	-	-	-	-	-	-

Dusan Zindovic (1)	2025	-	-	-	-	-	-	-	-
President, CFO, CEO and Director	2024	3,000	-	-	-	-	-	-	3,000

Danilo Vukadinovic (2)	2025	-	-	-	-	-	-	-	-
CEO, Treasurer and Secretary and Director	2024	-	-	-	-	-	-	-	-

1.	Effective April 1, 2024, Dusan Zindovic, resigned his positions with the Company.
2.	Effective June 20, 023, Danilo Vukadinovic, resigned his positions with the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 11, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is 701 E Cathedral Rd. Ste 45 PMB 405 Philadelphia, PA.

As of December 11, 2025, there were 2,752,667 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended September 30, 2024, the Company incurred debt forgiveness of $53,015, comprised of $38,615 for payable amount to the Company’s former Director who resigned on April 1, 2024 upon the change of control and $14,400 for payable amount to the Company’s majority shareholder. The gain on debt forgiveness was recorded to additional paid in capital.

During the year ended September 30, 2024, the Company incurred consulting fees of $3,000 to the former Director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended September 30,
Category	2025	2024
Audit Fees (1)	$30,500	$28,190
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

Welsis Corp.
(Registrant)

Dated: January 13, 2026	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

