Form 10-Q
period 2025-12-31
Welsis Corp.
filed 2026-02-17
CIK 1887912

 U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

At January 29, 2026, the number of shares of the Registrant’s common stock outstanding was 2,752,667.

PART I. FINANCIAL INFORMATION

WELSIS CORP.

Balance Sheets

	December 31,	September 30,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid Expense	$1,126	$2,169
Total Current Assets	1,126	2,169

TOTAL ASSETS	$1,126	$2,169

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,940	$19,714
Accrued interest	28,120	24,894
Note payable	40,000	40,000
Total Current Liabilities	83,060	84,608

Long term liabilities
Convertible note payable	78,417	67,892
Total Long-term liabilities	78,417	67,892

TOTAL LIABILITIES	161,477	152,500

SHAREHOLDERS' DEFICIT
Common stock: 75,000,000 shares authorized; $0.0001 par value 2,752,667 shares issued and outstanding	276	276
Additional paid in capital	75,519	75,519
Accumulated deficit	(236,146)	(226,126)
TOTAL SHAREHOLDERS' DEFICIT	(160,351)	(150,331)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$1,126	$2,169

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024

REVENUE	$-	$-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expense	$6,793	$22,244
Total operating expenses	6,793	22,244

Loss from Operations	(6,793)	(22,244)

OTHER INCOME (EXPENSE)
Interest expense	(3,227)	(2,012)
Total other income (expense)	(3,227)	(2,012)

NET LOSS	$(10,020)	$(24,256)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,752,667	2,752,667

 The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Stockholders’ Deficit

(Unaudited)

Three Months Ended December 31, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2025	2,752,667	$276	$75,519	$(226,126)	$(150,331)
Net loss	-	-	-	(10,020)	(10,020)
Balance - December 31, 2025	2,752,667	$276	$75,519	$(236,146)	$(160,351)

Three Months Ended December 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2024	2,752,667	$276	$75,519	$(165,436)	$(89,641)
Net loss	-	-	-	(24,256)	(24,256)
Balance - December 31, 2024	2,752,667	$276	$75,519	$(189,692)	$(113,897)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,020)	$(24,256)
Changes in operating assets and liabilities:
Prepaid expense	1,043	(4,106)
Accounts payable and accrued liabilities	(4,774)	17,061
Accrued interest	3,226	2,012
Net cash used in Operating Activities	(10,525)	(9,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of convertible notes	10,525	9,289
Net cash provided by Financing Activities	10,525	9,289

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSIS CORP.

Notes to the Unaudited Financial Statements

December 31, 2025

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

As reflected in the financial statements, the Company had an accumulated deficit of $236,146 at December 31, 2025 and negative operating cash flow of $10,525 for the three months ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 as filed with the Securities and Exchange Commission on January 13, 2026.

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

PREPAID EXPENSE

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected. As of December 31, 2025 and September 30, 2025, prepaid expense was $1,126 and $2,169, respectively.

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

For the three months ended December 31, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31
	2025	2024
	(Shares)	(Shares)
Convertible Notes	156,834	54,469

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

 NOTE 4 – NOTE PAYABLE

On September 1, 2021, the Company issued to a non-affiliate of $40,000. The note has a maturity term of two years and bears interest at 10% per annum and default interest rate of 12% per annum.

During the three months ended December 31, 2025 and 2024, the note interest was $1,858 and $1,650, respectively.

As of December 31, 2025 and September 30, 2025, note payable was $40,000 and accrued interest payable was $23,264 and $21,407, respectively. The note is currently in default.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

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

On December 31, 2025, the Company issued to an unaffiliated party a convertible note at $10,525 for paying operating expenses on behalf of the Company. The convertible note has maturity term of six years, bears interest at 8% per annum and is convertible at $0.50 per share.

During the three months ended December 31, 2025 and 2024, the note interest was $1,369 and $362, respectively.

As of December 31, 2025 and September 30, 2025, convertible note payable was $78,417 and $67,892 and accrued interest payable was $4,856 and 3,487, respectively.

 NOTE 6 - EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

As of December 31, 2025 and September 30, 2025, the issued and outstanding common stock was 2,752,667 shares.

NOTE 7 – SEGMENT REPORTING

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent event to disclose in these financial statements.

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

Three months ended December 31, 2025 compared to three months ended December 31, 2024

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Revenue	$-	$-	$-
Operating Expenses	$6,793	$22,244	$(15,451)
Other Income (Expenses)	$(3,227)	$(2,012)	$(1,215)
Net Income (Loss)	$(10,020)	$(24,256)	$14,236

The Company incurred net loss of $10,020 during the three months ended December 31, 2025 as compared to net loss of $24,256 during the three months ended December 31, 2024. The decrease in net loss was due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	September 30,
	2025	2024	Changes

Current Assets	$1,126	$2,169	$(1,043)
Current Liabilities	$83,060	$84,608	$(1,548)
Working Capital (Deficiency)	$(81,934)	$(82,439)	$505

As at December 31, 2025, our Company had prepaid expense of $1,126. As of December 31, 2025, our Company had no cash.

Our current liabilities decreased from $84,608 as of December 31, 2025 to $83,060 as of December 31, 2025 mainly due to the decrease in accounts payable and accrued liabilities.

As at December 31, 2025, our Company had a working capital deficiency of $81,934 compared with a working capital deficiency of $82,439 as at September 30, 2024. The decrease in working capital deficit was mainly due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2025	2024	Changes

Net cash used in Operating Activities	$(10,525)	$(9,289)	$(1,236)
Net cash used in Investing Activities	$-	$-	$-
Net cash provided by Financing Activities	$10,525	$9,289	$1,236
Net changes in cash and cash equivalents	$-	$-	$-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended December 31, 2025 and 2024, net cash used in operating activities was $$10,525 and $9,289, respectively.

Cash flows used in operating activities during the three months ended December 31, 2025, comprised of a net loss of $10,020, increased by net changes in operating assets and liabilities of $505.

Cash flows used in operating activities during the three months ended December 31, 2024, comprised of a net loss of $24,256 reduced by net changes in operating liabilities of $14,967.

Cash Flow from Investing Activities

The Company do not have any investing activities during the three months ended December 31, 2025 and 2024.

Cash Flow from Financing Activities

During the three months ended December 31, 2025 and 2024, net cash used in financing activities was $10,525 and $9,289 related to proceed from issuance of convertible notes, respectively.

The Company do not have any financing activities during the three months ended December 31, 2024.

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

Welsis Corp.
(Registrant)

Dated: February 17, 2026	/s/ Kwok Boon Kit
Kwok Boon Kit
Director and CEO

